Form 10-K
period 2023-12-31
Andalusian Credit Company, LLC
filed 2024-03-14
CIK 1979306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: No. 814-01670

ANDALUSIAN CREDIT COMPANY, LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	92-2145091 (I.R.S. Employer Identification No.)

51 John F Kennedy Pkwy Short Hills, New Jersey (Address of principal executive offices)	07078 (Zip Code)

Registrant’s telephone number, including area code: (973) 314-3045

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Shares of Limited Liability Company Interests, par value $0.001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management`s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2023 has not been provided because there is no established market for the registrant's Shares.

As of March 14, 2024, the registrant had 1,145,529 Shares, $0.001 par value per Share, outstanding.

Auditor Name	Auditor Firm ID	Auditor Location
Ernst & Young LLP	42	New York

Table of Contents

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Andalusian Credit Company, LLC (the “Company,” “we” “us” “ACC” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic, Russia’s large-scale invasion of Ukraine, and the Israel-HAMAS conflict; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this Form 10-K and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (“SEC”), including subsequent amendments to this annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Summary of Risk Factors

An investment in the Company’s limited liability company interests (“Shares”) involves significant risks. The risk factors described below are a summary of the principal risk factors associated with an investment in the Shares. These are not the only risks the Company faces. This summary should be read closely together with the risk factors set forth below in “Item 1A. Risk Factors” of this Form 10-K and other reports and documents the Company files with the SEC.

•	The Company is a new company with a limited operating history.

•	The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act, which imposes numerous restrictions on the activities of the Company, including restrictions on leverage and on the nature of its investments.

•	There can be no assurance the Company will be able to obtain leverage. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities, including, but not limited to, Andalusian Credit Partners, LLC’s (“ACP,” in such capacity, the “Adviser”) incentives in determining to pursue more volatile investments, which could cause a reduction of the rate of return for investors in the event that the Company’s investments have not performed well.

•	The Company invests primarily in privately-held companies for which very little public information exists. Such companies are also generally more vulnerable to economic downturns and may experience substantial variations in operating results.

•	The Company invests in privately-held companies and securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They will also be difficult to value and are illiquid.

•	Defaults by portfolio companies will harm the Company’s operating results.

•	An investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company.

•	An investment in our Shares is not suitable for you if you might need access to the money you invest in the foreseeable future.

•	If you are unable to sell your Shares, you will be unable to reduce your exposure on any market downturn.

•	Our Shares are not currently listed on an exchange and given that we have no current intention of pursuing any such listing, it is unlikely that a secondary trading market will develop for our Shares. The purchase of our Shares is intended to be a long-term investment.

•	Our distributions may be funded from unlimited amounts of offering proceeds or borrowings, which may constitute a return of capital (i.e., a distribution funded solely by investors’ Capital Contributions (as defined herein)) and reduce the amount of capital available to us for investment. Any capital returned to you through distributions will be distributed after payment of fees and expenses.

•	The Company is subject to risks associated with the current interest rate environment and to the extent the Company uses debt to finance its investments, changes in interest rates will affect the cost of capital and net investment income.

•	The discontinuation of the London Interbank Offered Rate (“LIBOR”) may adversely affect the Company’s business and results of operations.

•	The Company depends on the Adviser for its success and upon its access to investment professionals.

•	The Company operates in a highly competitive market for investment opportunities.

•	The Company’s debt investments may be risky and could result in the loss of all or part of its investments.

•	There is no public market for the Shares.

•	There are restrictions on holders of the Shares.

•	There is a risk that investors may not receive distributions.

•	There is a risk that a Member (as defined herein) may default on its obligations to fund Capital Contributions, which can adversely affect the Company and its Members.

•	The Company is operating in a period of capital markets disruption and economic uncertainty.

•	The Company’s regulatory structure as a BDC and expected tax status as a regulated investment company (a “RIC”) could limit certain of the Company’s investments or negatively affect the Company’s investment returns.

•	Future changes in laws or regulations and conditions in the Company’s operating areas could have an adverse impact on the Company.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I

Item 1.	Business

The Company

Andalusian Credit Company, LLC, was formed on October 17, 2022 as a limited liability company under the laws of the State of Delaware. We have been formed to provide members of the Company (“Members”) with access to a diversified portfolio of investments in the equity or debt of private U.S. companies or public companies with less than $250 million in market capitalization.

The Company is externally managed by the Adviser, a Delaware limited liability company that is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). ACP also serves as the Company’s administrator (in such capacity, the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator has retained SS&C Technologies, Inc. (“SS&C”) as a sub-administrator to perform any or all of its obligations under the Administration Agreement.

Andalusian Private Capital, LP (“Andalusian Private Capital”) is registered with the SEC as an investment adviser under the Advisers Act and is a control affiliate of the Adviser. Andalusian Private Capital is a specialized asset management platform focused on making highly-structured investments in companies which Andalusian Private Capital believes will be attractive candidates for public markets’ listings or sales to strategic firms.

Andalusian Sports Advisors, LP (“Andalusian Sports Advisors” and collectively with Andalusian Private Capital, ACP, and their affiliates, “Andalusian”) is an affiliate of the Adviser. Andalusian Sports Advisors is a mergers and acquisitions advisory firm focused on the sports, media and entertainment sectors.

The Company is a Delaware limited liability company structured as an externally managed, diversified closed-end management investment company. The Company has elected to be treated as a BDC under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated as a regulated investment company (a “RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) as soon as is reasonably practicable and intends to maintain its qualification as a RIC annually thereafter. For periods prior to the effectiveness of the RIC election, the Company expects to be taxed as a corporation for U.S. federal income tax purposes.

Subject to the supervision of the Company’s Board of Managers (the “Board”), a majority of which constitutes managers who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Board members”), the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory and management services. Board members who are “interested persons” as defined in Section 2(a)(19) of the 1940 Act are referred to herein as “Interested Board members.”

The Adviser

The Adviser is registered as an investment adviser with the SEC pursuant to the Advisers Act. The management, operation, and control of the Company and its business and the formulation of investment policy are vested in the Adviser pursuant to an Advisory Agreement between the Company and the Adviser (the “Advisory Agreement”). The Adviser is responsible for determining if the Company will participate in deal flow generated by Andalusian. The Adviser, in its sole and absolute discretion, will exercise all powers necessary and convenient for the purposes of the Company, but subject to the limitations and restrictions expressly set forth in the Company’s amended and restated limited liability company agreement (as may be further amended and restated from time to time, the “Limited Liability Company Agreement”), on behalf and in the name of the Company. Notwithstanding anything to the contrary contained herein, the acts of the Adviser in carrying out the business of the Company as authorized by the Limited Liability Company Agreement will bind the Company.

As of March 14, 2024, the Adviser has access to over $430 million in deployment capacity in its direct lending strategy, which includes $383 million of capital commitments from Members for the Company (“Capital Commitments”) and $50 million in equity capacity in a discretionary separately managed account (“SMA”). In addition, the Adviser has entered into a best-efforts syndication agreement with an existing investor that will seek to raise an additional $100 million investment in Shares of the Company.

Our Business Strategy

Investment Objectives

The Company’s investment objectives are to generate current income and capital appreciation by investing primarily in senior secured loans with a first lien on collateral, including “unitranche” loans, which are loans that combine the characteristics of both first lien and second lien debt of U.S. middle-market companies (“Portfolio Investments”). The Company generally defines middle market companies as those having earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than $150 million annually. The Company seeks to achieve its investment objectives by (i) accessing the loan origination channels developed by our team of experienced private credit investors, including our investment team and executive leadership, (ii) selecting investments within our core U.S. middle-market company focus, (iii) partnering with experienced private equity firms, sponsors or independent business owners, as well as a group of relationship lenders in so called “club deals” (which are generally investments that are either pre-marketed to a smaller group of relationship lenders, or lenders join together to provide the investment), (iv) implementing the disciplined underwriting standards established by the Adviser and/or (v) drawing upon the aggregate experience and resources of Andalusian. To accomplish this, the Company plans to make direct investments in portfolio companies that operate across various industries in U.S.-based companies. The Company may also selectively invest in (i) second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies, (ii) secondary purchases of assets or portfolios and (iii) distressed debt, debtor-in-possession loans, structured products, structurally subordinated loans, investments with deferred interest features, payment-in-kind (“PIK”) securities, zero-coupon securities and defaulted securities, but such investments are not the principal focus of its investment strategy.

We may also selectively invest in (i) second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies, (ii) secondary purchases of assets or portfolios and (iii) distressed debt, debtor-in-possession loans, structured products, structurally subordinated loans, investments with deferred interest features, PIK securities, zero-coupon securities and defaulted securities, but such investments are not the principal focus of our investment strategy.

We intend to achieve our investment objectives by (i) accessing the loan origination channels developed by our team of experienced private credit investors, including our investment team and executive leadership, (ii) selecting investments within our core U.S. middle-market company focus, (iii) partnering with experienced private equity firms, sponsors or independent business owners, as well as a group of relationship lenders in so called “club deals” (which are generally investments that are either pre-marketed to a smaller group of relationship lenders, or lenders join together to provide the investment), (iv) implementing the disciplined underwriting standards established by the Adviser and/or (v) drawing upon the aggregate experience and resources of Andalusian.

In this Form 10-K, the term “middle-market” generally refers to companies having EBITDA of less than $150 million annually.

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in credit obligations and related instruments. The Company defines “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments (“80% policy”). These other instruments may not by definition be fixed-income instruments, but structurally have the underlying investment risk and return profile and income-payment profile of fixed-income instruments. Derivative instruments will be counted towards the 80% policy to the extent they have economic characteristics similar to credit obligations. To the extent we determine to invest indirectly in credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to such credit obligations. We will notify Members of the Company at least 60 days prior to any change to the 80% policy.

We will seek to target a portfolio comprised primarily of first lien senior secured debt of U.S. middle market companies, with target hold size of approximately 2-3% of the Company’s total assets. During our initial ramp-up period we may hold more concentrated positions and may deploy capital into temporary investments, including broadly syndicated loans. Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases, we will be the sole investor in the loan or security in our portfolio. Where there are multiple investors, we will generally seek to control or obtain significant influence over the rights of investors in the loan or security.

Leverage may be utilized to help the Company meet its investment objectives. Any such leverage would be expected to increase the total capital available for investment by the Company.

We intend to generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments may have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which may increase our risk of losing part or all our investment.

Competitive Strengths

Experienced Leadership Team. We seek to capitalize on the significant experience and expertise of the Adviser and Andalusian. We expect to benefit from the extensive and varied relevant experience of our senior investment professionals, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. We believe the shared history and experience of our leadership team over multiple credit cycles, and across various asset classes and industries provides us with a competitive advantage in sourcing and idea generation, investment due diligence and recommendations, credit committee approval and portfolio construction and portfolio and risk management. For biographies of the leadership team, see “Item 10 – Managers, Executive Officers and Corporate Governance – Manager Biographies.”

Disciplined Investment and Underwriting Process. ACP utilizes a rigorous investment process for reviewing lending opportunities, structuring transactions and monitoring investments. Using its disciplined approach to lending, ACP seeks to minimize credit losses through effective underwriting, comprehensive due diligence investigations, structuring, implementation of restrictive debt covenants and thorough and frequent Investment Committee review. We expect that ACP will select borrowers whose businesses will retain significant value, even in a depressed market or a distressed sale. While emphasizing thorough credit analysis, ACP intends to maintain strong relationships with sponsors, advisers and other lenders by offering rapid initial feedback from senior investment professionals on each investment opportunity. ACP intends to reduce risk further by engaging in repeat transactions with proven, successful sponsors. In addition, ACP intends to actively lend to independent borrowers owned by founders, families, entrepreneurs, venture capital funds and other shareholders, applying the same rigorous investment process implemented with sponsor-backed borrowers.

Regimented Credit Monitoring. Following each investment, ACP will implement a regimented credit monitoring system. This careful approach, which involves ongoing review and analysis by ACP’s investment professionals, will enable ACP to identify problems early and to assist borrowers before they face difficult liquidity constraints. If necessary, ACP can assume the role of deal sponsor in a work-out situation and has extensive restructuring experience, both in and out of bankruptcy. ACP believes in the need to prepare for possible adverse contingencies in order to address them promptly should they arise.

Concentrated Middle-Market Focus. Because of our focus on the middle-market, we understand the following general characteristics of middle-market lending:

•	Middle-market companies are generally less leveraged than large companies and, we believe, offer more attractive investment returns in the form of upfront fees, prepayment penalties and greater credit spreads;

•	Middle-market issuers are more likely to have simple capital structures;

•	Carefully structured covenant packages enable middle-market lenders to take early action to remediate weakened financial performance; and

•	Middle-market lenders can undertake extensive and thorough due diligence investigations prior to investment.

Maintaining Portfolio Diversification. While we will focus our investments on middle-market companies, we seek to invest across various industries in U.S.-based companies. Our investment portfolio will be closely monitored to ensure we have acceptable industry diversification using industry and market metrics as key indicators. By monitoring our investment portfolio for diversification across industries, we seek to reduce the effects of economic downturns associated with any one particular industry or market sector. Nevertheless, unfavorable performance by a small number of portfolio companies could adversely affect the aggregate returns realized by the Members. In addition, the number of portfolio companies in which we invest may be insufficient to afford adequate diversification against the risk that an insufficient number of portfolio companies in our portfolio may yield a return. Notwithstanding our intent to invest across a variety of industries, we may, subject to the RIC diversification requirements, from time to time hold securities of a single portfolio company that comprises more than 5% of our total assets and/or more than 10% of the outstanding voting securities of the portfolio company.

Investment Process Overview

Our investment process consists of four distinct phases as described below:

Origination. ACP sources investment opportunities through access to a broad network of individual contacts across industries. Among these contacts is an extensive network of private equity firms and business owners, relationships with leading middle-market senior lenders, as well as M&A and debt advisors. The senior deal professionals of ACP will supplement these relationships through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through exploration of the underlying facts and circumstances and to apply creative and flexible solutions for borrowers’ financing needs. The investment professionals of ACP have a long and successful track record investing in companies across many industry sectors. The Company’s portfolio will be appropriately diversified and ACP intends to make investments across industries, including, among others: sports, media and entertainment, financials, industrials, consumer and retail and select natural resources-linked opportunities.

Each of ACP’s originators maintains long-standing client relationships and is responsible for covering a specified target market. We believe that the strength and breadth of those relationships across a wide range of markets generate numerous financing opportunities, which we believe enable ACP to be highly selective in recommending investments to us.

Underwriting. We utilize the systematic, consistent approach to underwriting developed by ACP, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (i) strong and resilient underlying business fundamentals, (ii) a substantial equity cushion in the form of either capital ranking junior in right of payment to our investment, or appraised collateral value and (iii) strong company leadership that can manage challenging business conditions. While the size of equity cushion in a given debt investment will vary over time and across industries, the equity cushion generally sought by ACP today is between 45% and 65% of total portfolio capitalization. We generally focus on the criteria developed by ACP for evaluating prospective portfolio companies, which uses a combination of analyses, including (a) fundamental analysis of a business’ financial statements (historical, projected and pro forma), financial health, quality and depth of management, competitive advantages, competitors and markets, (b) analysis of opportunities in a given market based upon fluctuations due to seasonal, financial and economic factors, (c) quantitative analysis of the relative risk-return characteristics of investments and a comparison of yields between asset classes and other indicators and (d) analysis of proprietary and secondary models.

In evaluating a particular company, we put more emphasis on credit considerations, such as (i) loan-to-value ratio (which is the principal amount of our loan divided by the enterprise value of the company in which we are investing), (ii) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (iii) the ability of the company to service its fixed charge obligations under a variety of scenarios and (iv) its anticipated strategic value in a downturn, than on the profit potential and loan pricing of a given investment. Based upon a combination of bottom-up analysis of the individual investment and ACP’s expectations of future market conditions, ACP seeks to assess the relative risk and reward for each investment. ACP seeks to mitigate the risks of a single company or single industry through portfolio diversification and limitations on investment concentration. The number of portfolio companies in which the Company invests may be insufficient to afford adequate diversification against the risk that an insufficient number of portfolio companies in which the Company invests may yield a return.

Environmental, Social, and Governance. ACP considers environmental, social and governance (“ESG”) considerations and the Sustainability Accounting Standards Board guidelines in the investment decision-making and overall risk assessment process, in accordance with ACP’s ESG policy. The Investment Committee will review a prospective investment’s ESG screen, which factors in risk metrics on an industry-by-industry basis, as well as a borrower-specific basis, prior to the time that any investment decision is made. ACP’s ESG considerations generally include, but are not limited to, corporate governance, environmental sustainability, and the potential social implications of a company’s operations and conduct. While ACP does not expressly maintain any specific exclusionary ESG criteria, ACP actively monitors any investment exposure to companies associated with tobacco, gambling, adult entertainment, recreational marijuana, munitions, and alcohol and, for prospective investments in natural resources companies, seeks to avoid investments in companies that do not incorporate sustainable business practices or are not committed to incorporating sustainable practices in their activities.

Diligence. ACP’s investment analyses are multi-faceted and not necessarily dependent on any single factor, ESG or otherwise, in reaching an investment decision.

ACP’s due diligence process for middle-market credits may entail:

•	Thorough review of historical, projected and pro forma financial information;

•	On-site visits;

•	Interviews with management and employees;

•	Review of loan documents and material contracts;

•	Third-party “quality of earnings” accounting due diligence;

•	Background checks on key managers;

•	Research relating to the company’s business, industry, markets, customers, suppliers, products and services and competitors; and

•	Commission of third-party market studies, when appropriate.

The following chart illustrates the stages of ACP’s evaluation and underwriting process:

Illustrative Deal Evaluation Process

| | |
|---|---|
| Pipeline Review | • Weekly review of investment opportunities<br>• Inclusion of Investment Committee allows for early, efficient feedback and selection |
| Preliminary Investment Screening | • Selected opportunities are formally screened with the Investment Committee<br>• Based on preliminary due diligence done to date |
| Indication of Interest or Preliminary Term Sheet | • Non-binding, indicative terms<br>• Informed by Investment Committee preliminary review |
| Continuing Due Diligence | • Deep due diligence conducted across all facets of prospective borrower's business<br>• Third party due diligence (e.g., accounting, market studies, etc.) |
| Investment Committee Update | • Formal update to Investment Committee summarizing the findings of the due diligence process<br>• Investment Committee identifies areas of further due diligence and recommends final terms |
| Final Term Sheet or Conditional Commitment | • Investment Committee approved deal terms submitted<br>• Remains subject to confirmatory due diligence and negotiation of final documentation |
| Confirmatory Due Diligence | • Finalize any outstanding due diligence items<br>• Amend any terms, if necessary |
| Documentation and Negotiation | • Negotiation of Credit Agreement and ancillary documents<br>• Focus on lender protections |
| Final Investment Committee | • Formal presentation of final deal terms, including terms of the fully negotiated legal documents<br>• Final approval and commitment |
| Closing and Funding | • Signing and execution of legal documents<br>• Loan funding upon satisfaction of closing conditions |
| Portfolio Monitoring | • Proactive monitoring of borrower performance and loan compliance<br>• Supported by robust reporting obligations of borrowers |

Execution. In executing transactions for us, ACP will utilize a thorough due diligence process developed by its leadership’s experience through decades of investment experience. Through a consistent approach to underwriting and careful attention to the details of execution, ACP seeks to maintain discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Starting with selecting which financing opportunities to pursue, ACP’s investment team and Investment Committee will engage in a collaborative process to identify, underwrite, negotiate and structure loans with an attractive risk-adjusted return and strong lender protections. This process relies on the active involvement of ACP’s Investment Committee and includes the investment team delivering a series of memoranda to ACP’s Investment Committee. This memorandum, among other things, will provide a description of the issuer, an overview of the transaction and its underlying rationale, proposed terms of the loan, sources and uses of the financing being provided, financial information and related credit statistics. Once an investment has been approved by a majority vote of the members of the Investment Committee, it will move through a series of steps, including initial documentation using standard document templates, final documentation, including resolution of business points and the execution of original documents held in escrow. Upon completion of final documentation, investment teams deliver a pre-closing memo (highlighting key terms during negotiation) to the Investment Committee, closing conditions are met and a loan is funded upon the execution of the legal documents by all parties.

Monitoring. We view active portfolio monitoring as a vital part of our investment process. We consider board observation rights, where appropriate, regular dialogue with company management and sponsors or independent shareholders and detailed, internally-generated monitoring reports to be critical to our performance. ACP has developed a monitoring template that is designed to reasonably ensure compliance with these standards. This template will be used by ACP as a tool to assess investment performance relative to our plan. In addition, we anticipate that our portfolio companies will often rely on ACP to provide them with financial and capital markets advice and expertise.

As part of the monitoring process, ACP regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by ACP and its affiliates. It is based on the following categories, which we refer to as ACP’s internal performance ratings:

•	Grade 1: Investments in portfolio companies whose performance is substantially within or above ACP’s expectations and whose risk factors are neutral to favorable to those at the time of the original investment or subsequent restructuring. All investments will initially be graded as a 1.

•	Grade 2: Investments in portfolio companies whose performance is below ACP’s expectations and that require closer monitoring; however, the adverse impact may be deemed temporary, and the most likely outcome is that no loss of investment return (interest and/or dividends) or principal is expected.

•	Grade 3: Investments in portfolio companies whose performance is below ACP’s expectations and for which risk has increased materially since origination or subsequent restructuring. Some loss of investment return is likely, but no loss of principal is expected. Companies graded 3 generally present a higher risk of liquidity pressure and/or covenant breach over the next six to twelve months. These investments will be added to ACP’s “watch list.” Investment teams will research any areas of concern with the objective of early intervention with the company.

•	Grade 4: Investments in portfolio companies whose performance is materially below ACP’s expectations where business trends have deteriorated and risk factors have increased substantially since the original investment or subsequent restructuring, potentially resulting in a breach of covenants or other event of default. Investments graded 4 are those for which some loss of principal or invested capital is likely. For these investments, our investment teams review the loans on a bi-monthly basis and, where possible, pursue workout actions that achieve an early resolution to avoid further deterioration.

Portfolio Management and Investment Monitoring

Our portfolio management and investment monitoring processes are overseen by ACP. ACP’s portfolio management process is designed to maximize risk-adjusted returns and identify non-performing assets well in advance of potentially adverse events in order to mitigate investment losses. Key aspects of the ACP investment and portfolio management process include the following:

Culture of Risk Management. The investment team that approves an investment will continue to be connected with the credit and monitors the investment performance of the borrower through repayment. We believe this practice encourages accountability by connecting investment team members with the long-term performance of the investment. This also allows us to leverage the underwriting process, namely the comprehensive understanding of the risk factors associated with the investment that an investment team develops during underwriting. In addition, we foster continuous interaction between investment teams and the Investment Committee. This frequent communication encourages the early escalation of issues to members of the Investment Committee to leverage their experience and expertise well in advance of potentially adverse events.

Ongoing Monitoring. Each portfolio company will be overseen by a team of investment professionals who are responsible for the ongoing monitoring of the investment. Upon receipt of information (financial or otherwise) relating to an investment, a preliminary review is performed by the investment professional in order to assess whether the information raises any issues that require increased attention. Particular consideration is given to information which may impact the value of an asset. If something material is identified, the investment professional is responsible for notifying the relevant members of the investment team and Investment Committee.

Quarterly Portfolio Reviews. All investments will be reviewed on at least a quarterly basis. The quarterly portfolio reviews provide a forum to evaluate the status of each asset and identify any recent or long-term performance trends, either positive or negative, that may affect its current valuation. The investment will be reviewed more frequently if there are issues identified pertaining to the credit or if a material event occurs, as is noted below.

Focus Credit List Reviews. Certain credits may be reviewed on a more frequent basis. These reviews typically occur monthly but can occur more or less frequently based on situational factors and the availability of updated information from the company. During these reviews, the investment team provides an update on the situation and discusses potential courses of action with the Investment Committee to ensure any mitigating steps are taken in a timely manner.

Sponsor Relationships. For investments in transactions backed by a private equity sponsor and when evaluating investment opportunities, we consider the strength of the sponsor (e.g., track record, sector expertise, strategy, governance, follow-on investment capacity and relationship with ACP). Having a strong relationship and staying in close contact with sponsors and management during not only the underwriting process but also throughout the life of the investment allows us to engage the sponsor and management early to address potential covenant breaks or other issues.

Robust Investment and Portfolio Management System. ACP’s investment and portfolio management system serves as the central repository of data used for investment management, including both company-level metrics (e.g., probability of default, adjusted EBITDA, geography) and asset-level metrics (e.g., price, spread/coupon, seniority, collateral coverage). ACP’s portfolio management has established a required set of data that analysts must update quarterly, or more frequently when appropriate, in order to produce a one-page summary for each company, known as “tearsheets”, which are used during quarterly portfolio reviews.

Investment Structure

Once ACP and its Investment Committee determines that a prospective portfolio company is suitable for investment, ACP works with the private equity sponsor or independent shareholder(s) and management of that company, along with any other capital providers, to structure our investment. ACP will negotiate with these parties to agree on how the proposed investment should be structured within the portfolio company’s capital structure.

ACP will structure our investments, which typically have maturities of three to seven years, as follows:

Senior Secured Loans. ACP structures investments in senior secured loans, where we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. Our senior secured loans often provide for moderate loan amortization in the early years of the loan, with most of the amortization deferred until loan maturity. Our senior secured loans may include a PIK feature.

Unitranche Loans. ACP structures our unitranche loans as senior secured loans. A unitranche loan is a single loan that blends the characteristics of first lien and second lien debt. The structure generally combines the stronger lender protections associated with first lien senior secured debt with the superior economics of junior capital. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In some cases, unitranche loans are provided to borrowers experiencing high revenue growth supported by a high level of discretionary expenditures. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. Unitranche loans typically provide for moderate loan amortization in the initial years of the facility, with most of the amortization deferred until loan maturity. Our unitranche loans may also include a PIK feature. Unitranche loans generally allow the borrower to make a large balloon payment of principal at the end of the loan term. There is a risk of loss if the borrower is unable to make the balloon payment or refinance the amount owed at maturity. In many cases, we may be the sole lender or, together with a small group of co-lenders, we may be the sole lenders of a unitranche loan, which can afford us greater influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

Second Lien Loans. ACP structures these investments as secured loans for which our claims on the related collateral are subordinated to those of first lien loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral typically takes the form of second-priority liens on the assets of a portfolio company. Second-lien loans typically provide for minimal loan amortization in the initial years of the facility, with most of the amortization deferred until loan maturity. These loans are typically priced at a premium to first lien loans, often providing for a higher interest rate.

Subordinated Loans. ACP structures these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates and provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with all or most of amortization of principal deferred until loan maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

Second-lien loans and subordinated loans are generally more volatile than first lien, senior secured loans and involve a greater risk of loss of principal. In addition, the PIK feature of many subordinated loans, which effectively operates as negative amortization of loan principal, increases credit risk exposure over the life of the loan. Subordinated loans are more likely to include a PIK feature. As previously noted, due to the higher risk profile of these loans, they are structured to provide a greater return attendant to the investment.

Equity Investments. ACP structures these investments as direct or indirect minority equity co-investments in a portfolio company, usually on terms similar to the controlling private equity sponsor, if applicable and in connection with our loan to such portfolio company. As a result, if a portfolio company appreciates in value, we can achieve additional investment return from these equity co-investments. ACP can structure these equity co-investments to include provisions protecting our rights as a minority-interest holder, which could include a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events or demand and “piggyback” registration rights. However, because these equity co-investments are typically made in private companies, there is no guarantee that we, as a minority-interest holder, will control the timing or value of our realization of any gains on such investments. Our equity co-investments will typically include customary “tag-along” or “drag-along” rights that will permit or require us to participate in a sale of such equity co-investments at such time as the majority owners, not ACP, determine. Additionally, there may be other situations where certain investments will be structured to provide us, as lender, with an equity participation, which may take the form of warrants. The amount, nature and terms of these warrants will depend on the circumstance of the investment and are negotiated directly with management of the borrower and/or the private equity sponsor, where appropriate. As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, likely may limit the Company’s ability to make investments or enter into other transactions alongside certain affiliates. ACP has applied for an exemptive order from the SEC that will permit the Company, among other things, to co-invest with certain other persons, including certain affiliates of ACP and certain funds managed and controlled by ACP and its affiliates, subject to certain terms and conditions. There is no assurance that the co-investment exemptive order will be granted by the SEC.

ACP tailors the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. ACP seeks to limit the downside potential of our investments by:

•	Selecting investments that we believe have a very low probability of loss;

•	Requiring a total return on our investments that we believe will compensate us appropriately for credit risk; and

•	Negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions could include affirmative, negative and financial covenants, default penalties, lien protection, change of control provisions and board rights.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a Liquidity Event (as defined herein) occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Investment Portfolio

We were initially capitalized on June 30, 2023 and commenced operations and began investing activities in November 2023.

As of December 31, 2023, we had not made any investments. The Company made its first investment in February 2024.

Distributions; Dividend Reinvestment Program (“DRP”)

The Company generally intends to make quarterly distributions to its Members out of assets legally available for distribution. Quarterly distributions, if any, will be determined by the Board in its sole discretion.

All current income and realization proceeds will be retained by the Company and be available for reinvestment. Distributions will be made to Members at such times and in such amounts as determined by the Company’s Board. In addition, the Company has adopted a DRP, pursuant to which each Member will receive dividends in the form of additional Shares unless they notify the Company that they instead desire to receive cash. If a Member receives dividends in the form of Shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Members who receive dividends and other distributions in the form of Shares generally are subject to the same U.S. federal tax consequences as Members who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those Members will not receive cash with which to pay any applicable taxes on reinvested dividends. A Member may elect to receive dividends and other distributions in cash by notifying the Company in writing at least 20 business days prior to the distribution date fixed by the Board for such dividend. If such notice is received by the Company less than 20 business days prior to the relevant distribution date, then that dividend will be in the form of Shares and any subsequent dividends will be paid in cash.

Discretionary Repurchase of Shares

No Right of Redemption

No Member or other person holding shares acquired from a Member has the right to require the Company to repurchase any Shares. No public market for the Shares exists, and none is expected to develop in the future. Consequently, Members may not be able to liquidate their investment other than as a result of repurchases of shares by the Company, as described below.

Repurchases of Shares

Prior to a Liquidity Event, and subject to market conditions and the Board’s commercially reasonable judgment, the Company may from time to time offer to repurchase Shares pursuant to written tenders by Members. If an Exchange Listing has not occurred within five years of October 31, 2023, the date that the Company first issued a Drawdown Notice, the Adviser will in its commercially reasonable judgment and, subject to market conditions, recommend that the Board commence quarterly repurchases in an amount not to exceed 2.5% of the Company’s NAV, with the first quarterly repurchase offer commencing on the first business day of the first full calendar quarter following such five-year period. With respect to any such repurchase offer, Members tendering Shares must do so by a date specified in the notice describing the terms of the repurchase offer. The Notice Period shall conclude five days prior to the applicable quarter end repurchase date.

There is no minimum portion of a Member’s Shares which must be repurchased in any repurchase offer. The Company has no obligation to repurchase Shares at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Board, in its sole discretion and in consideration of any recommendation from the Adviser. In determining whether the Company should offer to repurchase Shares, the Board will consider the timing of such an offer, as well as a variety of operational, business and economic factors. In determining whether to accept a recommendation to conduct a repurchase offer at any such time, the Board will consider the following factors, among others:

•	whether any Members have requested to tender Shares to the Company;
•	the liquidity of the Company’s assets (including fees and costs associated with redeeming or otherwise withdrawing from investment funds);
•	the investment plans and working capital and reserve requirements of the Company;
•	the relative economies of scale of the tenders with respect to the size of the Company;
•	the history of the Company in repurchasing Shares;
•	the availability of information as to the value of the Company’s Shares in investment funds;
•	the existing conditions of the securities markets and the economy generally, as well as political, national or international developments or current affairs;
•	any anticipated tax consequences to the Company of any proposed repurchases of Shares; and
•	the recommendations of the Adviser.

The Company will repurchase Shares from Members pursuant to written tenders on terms and conditions that the Board determines to be fair to the Company and to all Members. When the Board determines that the Company will repurchase Shares, notice will be provided to Members describing the terms of the offer, containing information Members should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Members deciding whether to tender their Shares during the period that a repurchase offer is open may obtain the Company’s NAV per share by contacting the Adviser during the period. If a repurchase offer is oversubscribed by Members who tender Shares, the Company may repurchase a pro rata portion by value of the Shares tendered by each Member, extend the repurchase offer, or take any other action with respect to the repurchase offer permitted by applicable law.

Repurchases of Shares from Members by the Company will be paid in cash. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of Shares from Members by the applicable repurchase offer deadline. The Company does not intend to impose any charges in connection with repurchases of Shares.

Shares will be repurchased by the Company after the Management Fee (as defined below) has been deducted from the Company’s assets as of the end of the month in which the repurchase occurs — i.e., the accrued Management Fee for the quarter in which Company Shares are to be repurchased is deducted prior to effecting the relevant repurchase of Company Shares.

In light of liquidity constraints associated with the Company’s investments, each repurchase offer will generally commence approximately 90 days prior to the applicable repurchase date. A Member choosing to tender Shares for repurchase must do so by the applicable deadline, which generally will be five days before the applicable quarter end date. Shares will be valued as of the valuation date, which is generally expected to be March 31, June 30, September 30 or December 31. Tenders will be revocable upon written notice to the Company until the end of the Notice Period.

If modification of the Company’s repurchase procedures as described above is deemed necessary to comply with regulatory requirements, the Board will adopt revised procedures reasonably designed to provide Members substantially the same liquidity for Shares as would be available under the procedures described above.

Payment for repurchased Shares may require the Company to liquidate portfolio holdings earlier than the Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase the Company’s investment related expenses as a result of higher portfolio turnover rates.

The Adviser intends to take measures to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of Shares.

The Company may also repurchase Shares of a Member without consent or other action by the Member or other person if the Company determines that:

•	the Shares have been sold, assigned, transferred or pledged (each, a “Transfer”) or have vested in any person other than by operation of law as the result of the death, bankruptcy, insolvency, adjudicated incompetence or dissolution of the Member or with the consent of the Company;

•	ownership of Shares by a Member or other person is likely to cause the Company to be in violation of, require registration of any Shares under, or subject the Company to additional registration or regulation under, the securities, commodities or other laws of the United States or any other relevant jurisdiction;

•	continued ownership of Shares by a Member may be harmful or injurious to the business or reputation of the Company, the Adviser or any of their affiliates, or may subject the Company or any Member to an undue risk of adverse tax or other fiscal or regulatory consequences;

•	any of the representations and warranties made by a Member or other person in connection with the acquisition of Shares was not true when made or has ceased to be true;

•	with respect to a Member subject to special laws or regulations, such as those imposed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Bank Holding Company Act of 1956, as amended, or certain Federal Communication Commission regulations (collectively, “Special Laws or Regulations”), the Member is likely to be subject to additional regulatory or compliance requirements under these Special Laws or Regulations by virtue of continuing to hold any Shares; or

•	it would be in the best interests of the Company for the Company to repurchase the Shares.

Any such involuntary repurchase will be made pursuant to Rule 23c-2 under the 1940 Act.

In the event that the Adviser or any of its affiliates holds Shares in the capacity of a Member, the Shares may be tendered for repurchase in connection with any repurchase offer made by the Company. Members who require minimum annual distributions from a retirement account through which they hold Shares should consider the Company’s schedule for repurchase offers and submit repurchase requests accordingly.

Advisory Agreement

On July 31, 2023, the Board held a meeting to consider and approve the Advisory Agreement and related matters. The Board was provided with information it required to consider the Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the Independent Board members, concluded that the investment advisory fee rates are reasonable in relation to the services provided and approved the Advisory Agreement as being in the best interests of our Members.

Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the Company’s day-to-day operations and provides investment advisory services to the Company. Under the terms of the Advisory Agreement, the Adviser:

•	determines the composition of the Company’s portfolio, the nature and timing of the changes to its portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments the Company makes;

•	executes, closes, services and monitors the investments the Company makes;

•	determines the securities and other assets that the Company purchases, retains or sells;

•	performs due diligence on prospective portfolio companies; and

•	provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.

Under the Advisory Agreement, the Company will pay the Adviser fees for investment management services consisting of a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Compensation”).

Management Fee

Pursuant to the Advisory Agreement, beginning on November 14, 2023 (the “Initial Closing Date”), the Company will pay to the Adviser a Management Fee, payable quarterly in arrears at a rate of 1.50% per annum of the sum of (1) the Members’ total unfunded Capital Commitments and (2) the Company’s total assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of the most recently completed calendar quarter. In the event the Company engages in an Exchange Listing, the Company will pay to the Adviser an annual Management Fee, payable quarterly in arrears at a rate of 1.75% per annum of the Company’s total assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of the most recently completed calendar quarter. The Adviser has contractually agreed to waive 0.25% of the Management Fee for a one-year period beginning with the Company’s Initial Closing Date.

Incentive Compensation

Incentive Compensation will be payable by the Company to the Adviser and will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income (an “Income Incentive Fee”) and a portion is based on a percentage of the Company’s capital gains (the “Capital Gains Incentive Fee”), each as described below. Because of the structure of the Incentive Compensation, it is possible that the Company may pay an Income Incentive Fee in a quarter where it incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, the Company will pay the applicable Income Incentive Fee even if it has incurred a loss in that quarter due to realized and unrealized capital losses.

Income-Based Incentive Fee. The first component of the Incentive Compensation, the Income Incentive Fee, is payable quarterly in arrears.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the Management Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that we have not yet received in cash.

Pre-incentive fee net investment income does not include any realized or unrealized capital gains or losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the “hurdle rate” for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the “hurdle rate” of 1.25% per quarter (5% annualized) and (ii) the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. If market interest rates rise, we may be able to invest the Company’s funds in debt instruments that provide for a higher return, which would increase the Company’s pre-incentive fee net investment income and make it easier for the Adviser to surpass the fixed “hurdle rate” and receive an incentive fee based on such net investment income. The Company’s pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) used to calculate the Management Fee.

Prior to the occurrence of an Exchange Listing, the Company will pay the Income Incentive Fee in each calendar quarter as follows:

•	no Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;

•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Pre-Exchange Listing Catch-Up Amount”) determined on a quarterly basis by multiplying 1.4705% (5.882% annualized) by the Company’s NAV at the beginning of each applicable calendar quarter. The Pre-Exchange Listing Catch-Up Amount is intended to provide the Adviser with an incentive fee of 15% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches the Pre-Exchange Listing Catch-Up Amount in any calendar quarter; and

•	for any calendar quarter in which the Company’s pre-incentive fee net investment income exceeds the Pre-Exchange Listing Catch-Up Amount, the Income Incentive Fee shall equal 15% of the amount of the Company’s pre-incentive fee net investment income for the calendar quarter.

Prior to an Exchange Listing, the Income Incentive Fee is subject to a cap (the “Pre-Exchange Listing Incentive Fee Cap”). The Pre-Exchange Listing Incentive Fee Cap in respect of any quarter is an amount equal to 15% of the Pre-Incentive Fee Net Return (as defined below) during the relevant quarter. For this purpose, “Pre-Incentive Fee Net Return” during the relevant quarter means (x) pre-incentive fee net Investment income in respect of the quarter less (y) any Net Capital Loss (as defined below), if any. For this purpose, “Net Capital Loss” in respect of a particular quarter means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in respect of such quarter and (ii) aggregate capital gains, whether realized or unrealized, in respect of such quarter.

If, in any calendar quarter, the Pre-Exchange Listing Incentive Fee Cap is zero or a negative value, the Company shall pay no Income Incentive Fee to the Adviser in respect of that quarter. If, in any calendar quarter, the Pre-Exchange Listing Incentive Fee Cap is a positive value but is less than the Income Incentive Fee amount, the Company shall pay the Adviser the Pre-Exchange Listing Incentive Fee Cap in respect of such quarter. If, in any calendar quarter, the Incentive Fee Cap is equal to or greater than the Income Incentive Fee, the Company shall pay the Adviser the Income Incentive Fee in respect of such quarter.

On and after the occurrence of an Exchange Listing, the Company will pay the Income Incentive Fee in each calendar quarter as follows:

•	no Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;

•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Post-Exchange Listing Catch-Up Amount”) determined on a quarterly basis by multiplying 1.5625% (6.25% annualized) by the Company’s NAV at the beginning of each applicable calendar quarter. The Post-Exchange Listing Catch-Up Amount is intended to provide the Adviser with an incentive fee of 20% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches the Post-Exchange Listing Catch-Up Amount in any calendar quarter; and

•	for any calendar quarter in which the Company’s pre-incentive fee net investment income exceeds the Post-Exchange Listing Catch-Up Amount, the Income Incentive Fee shall equal 20% of the amount of the Company’s pre-incentive fee net investment income for the calendar quarter.

Subsequent to an Exchange Listing, the Income Incentive Fee is subject to a cap (the “Post-Exchange Listing Incentive Fee Cap”). The Post-Exchange Listing Incentive Fee Cap in respect of any quarter is an amount equal to 20% of the Pre-Incentive Fee Net Return during the relevant quarter.

If, in any calendar quarter, the Post-Exchange Listing Incentive Fee Cap is zero or a negative value, the Company shall pay no Income Incentive Fee to the Adviser in respect of that quarter. If, in any calendar quarter, the Incentive Fee Cap is a positive value but is less than the Income Incentive Fee amount, the Company shall pay the Adviser the Post-Exchange Listing Incentive Fee Cap in respect of such quarter. If, in any calendar quarter, the Incentive Fee Cap is equal to or greater than the Income Incentive Fee, the Company shall pay the Adviser the Income Incentive Fee in respect of such quarter.

These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases by the Company during the current quarter. The Company does not currently intend to institute a share repurchase program and share repurchases will be effected only in extremely limited circumstances in accordance with applicable law. If the Exchange Listing occurs on a date other than the first day of a calendar quarter, the Income Incentive Fee shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after an Exchange Listing based on the number of days in such calendar quarter before and after an Exchange Listing.

Capital Gains Incentive Fee. The second component of the Incentive Compensation, the Capital Gains Incentive Fee, is payable at the end of each calendar year in arrears and equals (i) 15% of the Company’s realized capital gains as of the end of the fiscal year prior to a Liquidity Event, and (ii) 20% of the Company’s realized capital gains as of the end of the fiscal year after a Liquidity Event. In determining the Capital Gains Incentive Fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the Capital Gains Incentive Fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the Capital Gains Incentive Fee for such year will equal 15% before an Exchange Listing or 20% after an Exchange Listing, as applicable, of such amount, less the aggregate amount of any Capital Gains Incentive Fees paid in respect of the Company’s portfolio in all prior years.

If an Exchange Listing occurs on a date other than the first day of a fiscal year, a Capital Gains Incentive Fee shall be calculated as of the day before the Exchange Listing, with such Capital Gains Incentive Fee paid to the Adviser following the end of the fiscal year in which the Exchange Listing occurred. For the avoidance of doubt, such Capital Gains Incentive Fee shall be equal to 15% of the Company’s realized capital gains on a cumulative basis from inception through the day before the Exchange Listing, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Incentive Fees. Following an Exchange Listing, solely for the purposes of calculating the Capital Gains Incentive Fee, the Company will be deemed to have previously paid Capital Gains Incentive Fees prior to an Exchange Listing equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid Capital Gains Incentive Fees for all periods prior to an Exchange Listing by (b) the percentage obtained by dividing (x) 20% by (y) 15%. In the event that the Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a Capital Gains Incentive Fee.

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Independent Board members. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by the Board or the Adviser without penalty upon 60 days’ written notice to the other. The holders of a majority of the Company’s outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice.

Administration Agreement

Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and will provide the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. The Administrator also performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to its Members and reports and other materials filed with the SEC. In addition, the Administrator assists the Company in determining and publishing its NAV, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its Members, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance.

Under the terms of the Administration Agreement, the Administrator may retain a sub-administrator to provide certain administrative services to the Company. SS&C serves as the Company’s sub-administrator pursuant to a sub-administration agreement between the Administrator and SS&C (the “Sub-Administration Agreement”).

Payment of the Company’s Expenses

Except as set forth below, the Company will bear all fees, costs or expenses incurred in connection with the organization of the Company and any subsidiary investment vehicles (each, a “SPV”), including, without limitation, the cost of forming the Company, legal fees related to the creation and organization of the Company, the Company’s related documents of organization and the Company’s election to be regulated as a BDC. With respect to any SPV, the Company will comply with the provisions of the 1940 Act governing capital structure and leverage on an aggregate basis with the SPV. The Company expects that each SPV would use the same custodian as the Company. For the avoidance of doubt, it is intended that except as otherwise described, this definition of “Organizational Expenses” is intended to conform to organizational expenses as identified by generally accepted accounting principles (“GAAP”).

Except as set forth below, the Company will bear all fees, costs or expenses incurred in connection with the initial offering of Shares, including, without limitation, legal, printing and other offering expenses. For the avoidance of doubt, it is intended that except as otherwise described, this definition of “Offering Expenses” is intended to conform to offering expenses as identified by GAAP. The Company will pay all initial Organizational and Offering Expenses associated with the private offering of its Shares (the “Private Offering”) up to a maximum amount of 1.50% of aggregate Capital Commitments to the Company over the initial four-year period following the Initial Closing Date (the “Cap”). The Adviser will pay all Organizational and Offering Expenses in excess of the Cap.

The Administrator is authorized to incur and pay, in the name and on behalf of the Company, all expenses which it deems necessary or advisable. The Company will pay to the Administrator an annual administration fee of 0.25% on the Company’s total Capital Commitments (i.e., the sum of the Members’ funded Capital Commitments and unfunded Capital Commitments at the end of each fiscal quarter), payable quarterly in arrears, for services and facilities provided under the Administration Agreement (“Administration Fee”).

All other expenses will be borne by the Company, including any initial Organizational Expenses (subject to the Cap); legal, tax, auditing, consulting and other professional expenses (including, without limitation, expenses relating to establishing reputation and public relations in connection with self-sourced lending or other financial transactions); the Management Fee and Incentive Compensation (each as defined below); professional liability insurance (including costs relating to Managers’ and officers’ liability insurance and errors and omissions insurance); research and market data expenses; interest on indebtedness; custodial fees; bank service fees; investment-related fees and expenses (such as third-party sourcing fees, fees and expenses of legal and other professionals, due diligence expenses and travel, lodging and meal expenses) related to the analysis, purchase or sale of investments, whether or not the investments are consummated; expenses related to SPVs organized to hold certain Company investments; interest payable on debt, if any, incurred to finance the Company’s investments; other expenses related to the purchase, monitoring, sale, settlement, custody or transmittal of Company assets (directly or through trading affiliates) as will be determined by the Adviser, Administrator, and Sub-Administrator or an affiliate thereof, as applicable, in its sole discretion (including costs associated with systems and software used in connection with investment-related activities); costs of reporting to Members and investor meetings; entity-level taxes; Offering Expenses (subject to the Cap) including any expenses relating to the offer, Transfer, sale and marketing of Shares (including all expenses incurred in connection with an IPO); filing fees and expenses; federal and state registration fees and expenses; regulatory and compliance fees and expenses of the Company (including with respect to any registration activities of the Company); compliance testing services (including any compliance services performed by an outsourced chief compliance officer); costs of winding up and liquidating the Company; costs associated with ensuring compliance with the applicable BDC and RIC requirements, including, but not limited to, costs incurred in connection with the organization of, and transfer of assets to, a private investment vehicle; expenses incurred in connection with a Member that fails to timely make a Capital Contribution to the Company and does not cure such default within the prescribed period (a “Defaulting Member”); and other expenses associated with the operation of the Company and its investment activities, including extraordinary expenses such as litigation, workout and restructuring and indemnification expenses, if any.

The Company will also be responsible for any ongoing costs and expenses relating to distributions paid to Members; costs of effecting sales and repurchases of the Company’s securities; allocated costs incurred by the Adviser or its affiliate in providing managerial assistance to those companies in which the Company has invested who request it; transfer agent fees; fees and expenses paid to the Company’s Independent Board members (including expenses and costs related to meetings of the Independent Board members); costs of preparing and filing reports with the SEC and other Company reporting and compliance costs, including registration and listing fees; the Company’s allocable portion of the fidelity bond; the costs of reports, proxy statements or other notices to Members, including printing and mailing costs; the costs of any Members’ meetings and communications; expenses payable under any underwriting agreement, including associated fees, expenses and any indemnification obligations; any underwriting or other expenses arising in connection with any Exchange Listing or other Liquidity Event; and all other expenses incurred by the Company in connection with maintaining its status as a BDC.

Generally, expenses incurred directly in connection with a particular investment (or proposed investment) of the Company and other accounts in which Andalusian conducts substantial investment and other activities in their own accounts and the accounts of other clients (the “Andalusian Accounts”) will be allocated among the Company and other Andalusian Accounts pro rata based upon capital invested (or proposed to be invested) in such investment; provided that expenses specifically attributable to the Company or any other Andalusian Account may be allocated to the Company or any such other Andalusian Account, as applicable. The Adviser will allocate other expenses among the Company and other Andalusian Accounts in a fair and equitable manner taking into account such factors as it deems appropriate.

Notwithstanding the foregoing, in light of the Company’s investment mandate, which may include investments in small loans, niche credits and other similar securities, it may not be practical to specifically allocate certain investment-related expenses to the particular loans to which they relate. The Adviser, in its absolute and sole discretion, may instead allocate such expenses (along with expenses that relate to transactions that are not consummated) pro rata across one or more investments.

License Agreement

We have also entered into a license agreement (the “License Agreement”) with Andalusian Private Capital, LP, pursuant to which we were granted a non-exclusive license to use the name “Andalusian.” Under the License Agreement, we have a right to use the Andalusian name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Andalusian” name or logo.

Term

The Board may, in its sole discretion, determine to cause the Company to conduct a Liquidity Event. A “Liquidity Event” may include (1) an initial public offering (“IPO”), (2) a listing on a nationally recognized stock exchange (“Exchange Listing”) or (3) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of Shares, in each case for consideration of either cash and/or publicly listed securities of the acquirer. In making a determination of whether and what type of Liquidity Event is in the best interests of the Company and the Members, the Board, including the Independent Board members, may consider a variety of criteria, including but not limited to such factors as the trading prices of other comparable vehicles that are publicly traded, portfolio composition, diversification and allocation, portfolio performance, the Company’s financial condition, potential access to capital and the potential for shareholder liquidity. At this time, we do not know what circumstances will exist in the future and therefore we do not know what factors the Board will consider in determining whether or when to pursue a Liquidity Event in the future.

Until such time as the Board determines to cause the Company to conduct a Liquidity Event, the Company will remain a privately offered BDC and, in its commercially reasonable judgment, may conduct quarterly repurchases of its Shares.

Each Member will be required to agree to cooperate with the Company and take all actions, execute all documents and provide all consents as may be reasonably necessary or appropriate to consummate an IPO, it being understood that the Company may, subject to applicable Delaware law and the 1940 Act and without obtaining the consent of any Members, make modifications to the Company’s constitutive documents, capital structure and governance arrangements, including increasing the Company’s leverage in connection with any such modifications, so long as, in the reasonable opinion of the Board, (x) the economic interests of the Members are not materially diminished or materially impaired, (y) such modifications are consistent with the requirements applicable to BDCs under the 1940 Act and (z) such modifications are not inconsistent with the provisions set forth in the Company’s private placement memorandum (the “Private Placement Memorandum”).

Following a Liquidity Event, Members may be restricted from Transferring their Shares for a certain period of time by applicable securities laws and any lockup agreement negotiated by the Company following such Liquidity Event.

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart our Business Startups Act of 2012 and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our Shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of ACP or its affiliates, pursuant to the terms of the Advisory Agreement and the Administration Agreement. Each of our executive officers is employed by ACP or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team is focused on origination and transaction development and the ongoing monitoring of our investments. The Administrator performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to its investors and reports and other materials filed with the SEC. In addition, the Administrator assists the Company in determining and publishing its NAV, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its investors, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. See “Item 1 – Business – Administration Agreement.”

Regulation as a BDC

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the Managers be persons other than “interested persons,” as that term is defined in the 1940 Act.

In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of the outstanding Shares.

We are not generally able to issue and sell our Shares at a price below net asset value per share. We may, however, issue and sell our Shares, or warrants, options or rights to acquire our Shares, at a price below the then-current net asset value of our Shares if (1) our Board determines that such sale is in our best interests and the best interests of our Members, and (2) our Members have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities.

As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% (or 150% if certain conditions are met). This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. On August 1, 2023, we received approval from ACP, as our sole initial shareholder, for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on August 2, 2023, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act.

Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate or currency fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

(1)           Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

(i)	does not have any class of securities that is traded on a national securities exchange;

(ii)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

(iv)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)	Securities of any eligible portfolio company controlled by the Company.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company but may exist in other circumstances based on the facts and circumstances.

The regulations defining qualifying assets may change over time. The Company may adjust its investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.

Managerial Assistance to Portfolio Companies. A BDC must be operated for the purpose of making investments in the types of securities described in “Regulation as a BDC—Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its board members, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments. As a BDC, pending investment in other types of “qualifying assets,” as described above, the Company’s investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, such that at least 70% of the Company’s assets are qualifying assets. Typically, the Company will invest in highly-rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements. However, certain diversification tests in order to qualify as a RIC for federal income tax purposes will typically require the Company to limit the amount it invests with any one counterparty.

Senior Securities; Coverage Ratio. As a BDC, the Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to its Shares if the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% for indebtedness and 200% for preferred equity immediately after each such issuance. In addition, while any preferred stock or publicly-traded debt securities are outstanding, the Company may be prohibited from making distributions to its Members or the repurchasing of such securities or Shares unless it meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the Members (one share, one vote); and (ii) Members must have the right, as a class, to appoint members to the Board.

Codes of Ethics. The Company and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements.

Affiliated Transactions. As a BDC, the Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including the Company’s officers, Board members, Adviser, Andalusian, principal underwriters and certain of their affiliates, without the prior approval of the Board members who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance).

The Company is subject to numerous restrictions on transactions with affiliates pursuant to the 1940 Act. Pursuant to these restrictions, absent an exemptive order, exemptive rule or appropriate interpretive authority, the Company is generally prohibited from engaging in transactions with entities that control or are under common control with the BDC or are control persons of such persons (such persons as fully set forth in Section 57(b), “close affiliates”). To this end, without an exemptive order, exemptive rule or appropriate interpretive authority, the Company:

•	will not engage in principal transactions with any close affiliate;
•	will not lend money to any close affiliate; and
•	will not engage in “joint” transactions or enterprises with close affiliates.

In addition to the restrictions on transactions with close affiliates, the Company is also subject to restrictions on transactions with certain non-control affiliates (such persons as fully set forth in Section 57(e), “remote affiliates”) such that it may not transact with such remote affiliates except with the prior approval of a majority of the Independent Board members who do not have any interest in the applicable transaction (a “Required Majority”). To this end, without an exemptive order, exemptive rule or appropriate interpretive authority, unless the Required Majority approves a transaction, the Company:

•	will not engage in principal transactions with any remote affiliate;
•	will not lend money to any remote affiliate; and
•	will not engage in “joint” transactions or enterprises with remote affiliates.

Accordingly, there can be no assurance that the Company will be able to co-invest with any other funds managed by Andalusian, other than in the limited circumstances currently permitted by regulatory guidance.

The Adviser has applied for an exemptive order from the SEC that will permit the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. There is no assurance that the co-investment exemptive order will be granted by the SEC. Pursuant to such order, the Board may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private Andalusian funds that target similar assets. If an investment falls within the Board Criteria, the Adviser must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and the other Andalusian funds that target similar assets pro rata based on available capital in the asset class being allocated. If the Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any Manager or officer against any liability to our Members arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of the outstanding Shares.

Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a “limited derivatives user” and expect to continue to do so. We have adopted a derivatives policy and comply with the recordkeeping requirements of Rule 18f-4.

Certain ERISA Considerations

ERISA and the Internal Revenue Code of 1986, as amended (the “Code”) impose restrictions on certain transactions involving (i) employee benefit plans (as defined in Section 3(3) of ERISA) that are subject to Title I of ERISA, (ii) plans subject to Section 4975 of the Code, including individual retirement accounts and Keogh plans, and (iii) any entities whose underlying assets include plan assets by reason of a plan’s investment in such entities (collectively “Plans”). ERISA and the rules and regulations of the Department of Labor (the “DOL”) promulgated thereunder contain provisions that should be considered by fiduciaries of those Plans and their legal advisors.

Fiduciary Duty. In deciding upon an investment in the Company, Plan fiduciaries should consider their basic fiduciary duties under ERISA Section 404, which require them to discharge their investment duties prudently and solely in the interests of the Plan participants and beneficiaries. Plan fiduciaries must give appropriate consideration to the role that an investment in the Company would play in the Plan’s overall investment portfolio. In analyzing the prudence of an investment in the Company, special attention should be given to the DOL’s regulation on investment duties (29 C.F.R. § 2550.404a-1). That regulation requires, among other things (i) a determination that each investment is designed reasonably, as part of the portfolio, to further the Plan’s purposes, (ii) an examination of risk and return factors, and (iii) consideration of the portfolio’s composition with regard to diversification, the liquidity and current return of the total portfolio relative to anticipated cash flow needs of the Plan, and the projected return of the total portfolio relative to the Plan’s funding objectives. ERISA also requires a fiduciary to discharge such duties in accordance with the documents governing the Plan (including any investment guidelines) insofar as they are consistent with ERISA. Neither the Adviser nor the Company, or any of their respective affiliates, is responsible for determining, and none of them makes any representation regarding, whether the Shares are an appropriate investment for Plans generally or any particular Plan.

Prohibited Transactions. Section 406 of ERISA and Section 4975 of the Code prohibit certain transactions involving the assets of Plans and certain persons, referred to as “parties in interest” under ERISA or “disqualified persons” under Section 4975 of the Code, having certain relationships to such Plans, unless a statutory or administrative exemption is applicable to the transaction. An investment in the Company by a Plan having a relationship with the Adviser or the Company, or any of their respective affiliates could, under certain circumstances, be considered a transaction prohibited under ERISA or Section 4975 of the Code. Plan fiduciaries that are considering an investment in the Company should consider the applicability of the prohibited transaction provisions of ERISA and Section 4975 of the Code to such an investment and confirm that such investment will not constitute or result in a prohibited transaction or any other violation of an applicable requirement of ERISA. In addition, as discussed below, other issues under the rules governing prohibited transactions may arise to the extent that the assets of the Company constitute “plan assets.”

Plan Assets. Section 3(42) of ERISA and regulations issued by the DOL (together, the “Plan Asset Regulation”), describes when the assets of an entity are to be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code. The Plan Assets Regulation provides that, if a “benefit plan investor” (as defined under the Plan Assets Regulation (“Benefit Plan Investor”)) acquires an “equity interest” in an entity, and if Benefit Plan Investors in the aggregate hold 25% or more of the value of any class of equity interests in the entity, the entity’s assets will be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code, unless the equity interests constitutes a “publicly-offered security” (as defined in the Plan Assets Regulation (“Publicly-Offered Security”)) or another exception under the Plan Assets Regulation applies The term “Benefit Plan Investor” is generally defined as (a) any employee benefit plan (as defined in Section 3(3) of ERISA), subject to the provisions of Title I of ERISA, (b) any plan subject to Section 4975 of the Code (including an individual retirement account or Keogh plan), and (c) any entity whose underlying assets include plan assets by reason of a Plan’s investment in the entity. For purposes of the 25% determination, the value of equity interests held by a person (other than a Benefit Plan Investor) that has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such assets (or any affiliate of such person) is disregarded.

The Adviser intends to operate the Company so that the assets of the Company are not considered “plan assets.” In that regard, based on representations from investors, the Adviser intends to limit investments by Benefit Plan Investors to less than 25% of each class of equity of the Company as described above. In the event that the Company’s assets otherwise would be considered to be “plan assets,” the Subscription Agreement authorizes the Adviser and requires ERISA Partners (as defined in the Subscription Agreement) to take certain actions to alleviate the effect of such determination, including a sale of shares to other Members or a third party (with the consent of the Adviser), the reduction of Capital Contributions by ERISA Partners or the redemption of all or a portion of the Member’s shares, so that participation by Benefit Plan Investors does not exceed 25% of any class of equity of the Company as described above. Notwithstanding any of the foregoing, if the Company determines that the Shares can be considered a Publicly-Offered Security, the Company may thereupon decide to operate on the basis that its assets are not “plan assets” pursuant to the Publicly-Offered Security exception regardless of the number of Benefit Plan Investors owning the Shares.

If, notwithstanding the foregoing, the Company’s assets are treated as “plan assets” for purposes of ERISA and/or Section 4975 of the Code, the Company may be prevented from making certain otherwise desirable investments and engaging in certain other transactions that might otherwise be permitted and, if a non-exempt prohibited transaction occurs, may result in various liabilities and penalties for any “party-in-interest” under ERISA or “disqualified person” under the Code engaging in such transaction.

Insurance Company General Accounts. Any insurance company proposing to invest assets of its general account in the Company should consider the extent to which such investment would be subject to the requirements of ERISA in light of the U.S. Supreme Court’s decision in John Hancock Mutual Life Insurance Co. v. Harris Trust and Savings Bank and under any subsequent legislation or other guidance that has or may become available relating to that decision.

Governmental, Church and Non-U.S. Plans. Governmental plans, certain church plans and non-U.S. plans, while not subject to the fiduciary responsibility provisions of ERISA or the provisions of Section 4975 of the Code, may nevertheless be subject to federal, state, local, non-U.S. or other laws and regulations that are similar to such provisions of ERISA and the Code. Fiduciaries of such plans should consult with their counsel before purchasing any interests in the Company.

The foregoing discussion of certain aspects of ERISA is based upon ERISA, judicial decisions, DOL regulations, rulings and opinions in existence on the date hereof, all of which are subject to change and should not be construed as legal advice. This summary is general in nature and does not address every issue that may be applicable to the Company or to a particular investor. Trustees and other fiduciaries of employee benefit plans subject to ERISA should consult with their own counsel with respect to issues arising under ERISA and make their own independent investment decision.

Certain U.S. Federal Income Tax Considerations

The following discussion is a brief summary of some of the U.S. federal income tax considerations relevant to an investment in the Company as a Member, including U.S. federal income tax considerations relevant to a BDC. It is based upon the Code, the regulations promulgated thereunder, published rulings of the IRS and court decisions, all as in effect on the date of this Form 10-K. All of the above authorities are subject to change (possibly retroactively) by legislative or administrative action.

For purposes of this discussion, a “U.S. Member” is a Member and a “U.S. Holder” is a Member that is, for U.S. federal income tax purposes: (a) an individual who is a citizen or resident of the United States; (b) a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (c) an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (d) a trust if a court within the United States can exercise primary supervision over its administration and certain other conditions are met. A “Non-U.S. Member” is a Member who is not a U.S. Member.

THIS SUMMARY DOES NOT DISCUSS ALL OF THE FEDERAL INCOME TAX CONSIDERATIONS THAT MAY BE RELEVANT TO A PARTICULAR INVESTOR OR TO INVESTORS SUBJECT TO SPECIAL TREATMENT AND DOES NOT CONSTITUTE LEGAL OR TAX ADVICE. ACCORDINGLY, PROSPECTIVE INVESTORS SHOULD CONSULT THEIR OWN TAX ADVISORS REGARDING THE SPECIFIC FEDERAL, STATE, LOCAL, ESTATE AND FOREIGN TAX CONSEQUENCES OF INVESTING IN THE COMPANY.

Taxation of RIC Operations Generally. The Company intends to elect to be treated as a RIC for U.S. federal income tax purposes. as soon as is reasonably practicable and intends to maintain its qualification as a RIC annually thereafter. For periods prior to the effectiveness of the RIC election, the Company expects to be taxed as a corporation for U.S. federal income tax purposes. As a RIC, the Company will be able to deduct qualifying distributions to its Members, so that it is subject to U.S. federal income taxation only in respect of earnings that it retains and does not distribute. In addition, certain distributions made to the Company’s Members may be eligible for look-through tax treatment determined by reference to the earnings from which the distribution is made.

In order to qualify as a RIC, the Company must, among other things,

(a)	at all times during each taxable year maintain its election under the 1940 Act to be treated as a BDC;

(b)	derive in each taxable year at least 90% of its gross income from dividends, interest, gains from the sale or other disposition of stock or securities and other specified categories of investment income; and

(c)	diversify its holdings so that, subject to certain exceptions and cure periods, at the end of each quarter of its taxable year

(i)	at least 50% of the value of its total assets is represented by cash and cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” shall not include any amount of any one issuer, if its holdings of such issuer are greater in value than 5% of its total assets or greater than 10% of the outstanding voting securities of such issuer, and

(ii)	no more than 25% of the value of its assets may be invested in the securities of any one issuer, or of any two or more issuers that are controlled by the Company and are engaged in the same or similar or related trades or business (excluding U.S. government securities and securities of other RICs), or the securities of one or more “qualified publicly traded partnerships.”

As a RIC, in any taxable year with respect to which the Company distributes (or is treated as distributing) at least 90% of its investment company taxable income (which includes, among other items, dividends, interest and the excess of any net short-term capital gains over net long-term capital losses and other taxable income other than any net capital gain reduced by deductible expenses), the Company generally will not be subject to U.S. federal income tax on its investment company taxable income and net capital gains that are distributed to Members. If the Company fails to distribute its income on a timely basis, it will be subject to a nondeductible 4% federal excise tax. To avoid this tax, the Company must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of:

(1)	at least 98% of its ordinary income (not taking into account any capital gains or losses) for the calendar year;

(2)	at least 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year; and

(3)	any undistributed amounts from previous years on which the Company paid no U.S. federal income tax.

The Company is generally expected to distribute substantially all of its earnings on a quarterly basis, though one or more of the considerations described below could result in the Company delaying distributions until the end of the fiscal year:

(1)	The Company may make investments that are subject to tax rules that require it to include amounts in income before cash corresponding to that income is received, or that defer or limit the Company’s ability to claim the benefit of deductions or losses. For example, if the Company holds securities issued with original issue discount, such discount will be included in income in the taxable year of accrual and before any corresponding cash payments are received.

(2)	In cases where the Company’s taxable income exceeds its available cash flow, the Company will need to fund distributions with the proceeds of sale of securities or with borrowed money and will raise funds for this purpose opportunistically over the course of the year.

In certain circumstances (e.g., where the Company is required to recognize income before or without receiving cash representing such income), the Company may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining RIC status and for avoiding income and excise taxes. Accordingly, the Company may have to sell investments at times it would not otherwise consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If the Company is not able to obtain cash from other sources, it may fail to qualify as a RIC and thereby be subject to corporate-level income tax.

Although the Company does not presently expect to do so, it will be authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, it will not be permitted to make distributions to its Members while its debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, the Company’s ability to dispose of assets to meet distribution requirements may be limited by (1) the illiquid nature of its portfolio and/or (2) other requirements relating to its qualification as a RIC, including the diversification tests. If the Company disposes of assets in order to meet the annual distribution requirement or to avoid the excise tax, it may make such dispositions at times that, from an investment standpoint, are not advantageous.

While the Company is expected to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% excise tax, it may not be able to distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, the Company will be liable for the tax only on the amount by which it does not meet the foregoing distribution requirement. Under certain circumstances, the Adviser may, in its sole discretion, determine that it is in the interests of the Company to retain rather than distribute some amount of income and capital gains, and accordingly cause the Company to bear the excise tax burden associated therewith.

If in any particular taxable year, the Company does not qualify as a RIC, all of the Company’s taxable income (including net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to Members, and distributions will be taxable to Members as ordinary dividends to the extent of the Company’s current and accumulated earnings and profits.

While the Company generally intends to qualify as a RIC for each taxable year, it is possible that as the Company ramps up its portfolio the Company may not satisfy the diversification requirements described above with respect to its initial taxable year or other taxable year, and thus may not qualify as a RIC for such taxable year.

Certain of the Company’s investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long- term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause the Company to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% gross income test described above.

The Company intends to invest its net assets primarily in below investment grade instruments. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. The Company intends to address these and other issues to the extent necessary in order to seek to ensure that the Company distributes sufficient income to avoid any material U.S. federal income tax or the 4% excise tax.

A portfolio company in which the Company invests may face financial difficulties that require the Company to work-out, modify or otherwise restructure the Company’s investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in the Company receiving assets that give rise to non-qualifying income for purposes of the 90% gross income test described above or otherwise would not count toward satisfying the diversification tests described above. Furthermore, some of the income that the Company might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to the Company’s investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% gross income test. To manage the risk that such income might disqualify the Company as a RIC for failure to satisfy the 90% gross income test, one or more subsidiary entities treated as U.S. corporations for entity-level income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay entity-level income tax on their earnings, which ultimately will reduce the yield to Members on such fees and income.

Gain or loss recognized by the Company from warrants or other securities acquired by the Company, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term depending on how long the Company held a particular warrant or security.

In the event the Company invests in foreign securities, it may be subject to withholding and other foreign taxes with respect to those securities. The Company is not expected to satisfy the requirement to pass through to Member their share of the foreign taxes paid by the Company.

If the Company acquires shares in a passive foreign investment company (“PFIC”), the Company may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if the Company distributes such income as a taxable dividend to Members. Additional charges in the nature of interest generally will be imposed on the Company in respect of deferred taxes arising from any such excess distribution or gain. If the Company invests in the shares of a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, the Company will be required to include in income each year the Company’s proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, the Company may be able to elect to mark its shares in a PFIC at the end of each taxable year to market; in this case, the Company will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in the Company’s income. The Company’s ability to make either election will depend on factors beyond the Company’s control and is subject to restrictions which may limit the availability of the benefit of these elections. Under either election, the Company may be required to recognize in a taxable year income in excess of any distributions the Company receives from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will be taken into account for purposes of determining whether the Company has distributed sufficient income to avoid any material U.S. federal income tax or the 4% excise tax.

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time the Company accrues income, expenses or other liabilities denominated in a foreign currency and the time the Company actually collects such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency-denominated forward, futures, and option contracts, as well as certain other financial instruments, and the disposition of debt obligations denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

For federal income tax purposes, the Company is generally permitted to carry forward a net capital loss in any taxable year to offset its own capital gains, if any. These amounts are available to be carried forward to offset future capital gains to the extent permitted by the Code and applicable tax regulations. Any such loss carryforwards will retain their character as short-term or long-term. In the event that the Company were to experience an ownership change as defined under the Code, the capital loss carryforwards and other favorable tax attributes of the Company, if any, may be subject to limitation.

In determining its net capital gain, including also in connection with determining the amount available to support a capital gain dividend, its taxable income and its earnings and profits, the Company generally may elect to treat part or all of any post-October capital loss (defined as any net capital loss attributable to the portion, if any, of the taxable year after October 31 or, if there is no such loss, the net long-term capital loss or net short-term capital loss attributable to any such portion of the taxable year) or late-year ordinary loss (generally, the sum of its (i) net ordinary loss, if any, from the sale, exchange or other taxable disposition of property, attributable to the portion, if any, of the taxable year after October 31, and its (ii) other net ordinary loss, if any, attributable to the portion, if any, of the taxable year after December 31) as if incurred in the succeeding taxable year.

Taxation of U.S. Members

Distributions from the Company’s investment company taxable income (consisting generally of net investment income, net short-term capital gain, and net gains from certain foreign currency transactions) generally will be taxable to U.S. Members as ordinary income to the extent made out of the Company’s current or accumulated earnings and profits. Distributions generally will not be eligible for the dividends received deduction allowed to corporate Members or for the reduced rates applicable to certain qualified dividend income received by non-corporate Members. Distributions that the Company reports as net capital gain distributions will be taxable to U.S. Members as long-term capital gain regardless of how long such U.S. Members have held their shares. Distributions in excess of the Company’s current and accumulated earnings and profits first will reduce a U.S. Member’s adjusted tax basis in such U.S. Member’s common stock and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. Member.

Certain distributions reported by the Company as Section 163(j) interest dividends may be treated as interest income by shareholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by the shareholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that the Company is eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of the Company’s business interest income over the sum of the Company’s (i) business interest expense and (ii) other deductions properly allocable to the Company’s business interest income.

Distributions declared by the Company in October, November, or December of any year and payable to Members of record on a specified date in such a month will be deemed to have been paid by the Company on December 31st of the previous calendar year if the distributions are paid during the following January. Accordingly, distributions received in January may be subject to taxation in the preceding year.

Although the Company intends to distribute any net long-term capital gains at least annually, it may in the future decide to retain some or all of its net long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, the Company will pay corporate-level federal income tax on the retained amount, each U.S. Member will be required to include its share of the deemed distribution in income as if it had been distributed to the U.S. Member, and the U.S. Member will be entitled to claim a credit equal to its allocable share of the tax paid on the deemed distribution by the Company. The amount of the deemed distribution net of such tax will be added to the U.S. Member’s tax basis for their common stock or preferred stock. Since the Company expects to pay tax on any retained capital gains at its regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by non-corporate U.S. Members on long-term capital gains, the amount of tax that non-corporate U.S. Members will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gains. Such excess generally may be claimed as a credit against the U.S. Member’s other federal income tax obligations or may be refunded to the extent it exceeds a Member’s liability for federal income tax. A Member that is not subject to federal income tax or otherwise required to file a federal income tax return would be required to file a federal income tax return on the appropriate form to claim a refund for the taxes paid by the Company. To utilize the deemed distribution approach, the Company must provide written notice to its Members. The Company cannot treat any of its investment company taxable income as a “deemed distribution.”

If a U.S. Member sells or exchanges its shares of the Company, the U.S. Member will recognize gain or loss equal to the difference between its adjusted basis in the shares sold and the amount received. Any such gain or loss will be treated as a capital gain or loss and will be long-term capital gain or loss if the shares have been held for more than one year. Any loss recognized on a sale or exchange of shares that were held for six months or less will be treated as long-term, rather than short-term, capital loss to the extent of any capital gain distributions previously received (or deemed to be received) thereon.

Reporting to Members and the IRS is required annually on Form 1099-B not only with respect to the gross proceeds of shares sold or exchanged but also their cost basis. Members should contact their intermediaries with respect to reporting of cost basis and available elections with respect to their accounts.

An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from the Company and net gains from redemptions or other taxable dispositions of shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceed certain threshold amounts.

The Company or the applicable withholding agent will be required to withhold U.S. federal income tax (“backup withholding”) currently at a rate of 24% from all taxable distributions to any non-corporate U.S. Member (1) who fails to furnish the Company with a correct taxpayer identification number or a certificate that such Member is exempt from backup withholding or (2) with respect to whom the IRS notifies the Company that such Member has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. Member’s U.S. federal income tax liability and may entitle such Member to a refund, provided that proper information is timely provided to the IRS.

Limitations on Deductibility of Certain Losses and Expenses. If the Company is not treated as a “publicly offered regulated investment company” for any calendar year, then a U.S. Member that is an individual, estate or trust will be treated as having received a dividend for U.S. federal income tax purposes from the Company in the amount of such U.S. Member’s allocable share of the management and incentive fees paid to the Adviser and certain of the Company’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Member. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. Member that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. Member that is an individual, trust or estate only to the extent that the aggregate of such U.S. Member’s miscellaneous itemized deductions exceeds 2% of such U.S. Member’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code. In this case, the Company would be required to report the relevant income and expenses, including the Management Fee, on Form 1099-DIV, and affected Members will be required to take into account their allocable share of such income and expenses. There is no assurance that the Company will be treated as a “publicly offered regulated investment company” at all times.

Tax-Exempt Investors. The direct conduct by a tax-exempt U.S. Member of the activities that the Company is expected to conduct could give rise to UBTI. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its Member for purposes of determining treatment under current law. Therefore, a tax-exempt U.S. Member should not be subject to U.S. federal income taxation solely as a result of the U.S. Member’s ownership of the Company’s shares and receipt of dividends that it pays. Moreover, under current law, if the Company incurs indebtedness, such indebtedness will not be attributed to portfolio investors in its stock. Therefore, a tax-exempt U.S. Member should not be treated as earning income from “debt-financed property” and dividends paid by the Company should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that the Company incurs. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected.

Non-U.S. Members. Dividends that the Company pays to a non-U.S. Member generally will be subject to U.S. withholding tax at a 30% rate unless (i) the non-U.S. Member qualifies for, and complies with the procedures for claiming, an exemption or reduced rate under an applicable income tax treaty, (ii) the non-U.S. Member qualifies, and complies with the procedures for claiming, an exemption by reason of its status as a foreign government-related entity; or (iii) the dividend qualifies for an exemption from U.S. withholding (as described below).

Non-U.S. Members generally are not subject to U.S. tax on capital gains realized on the sale of the Company’s shares or on actual or deemed distributions of the Company’s net capital gains unless such gains are effectively connected with the conduct of a U.S. trade or business by the non-U.S. Member and, if an income tax treaty applies, are attributable to a permanent establishment in the United States, or the non-U.S. Member is present in the United States for 183 or more days during the taxable year.

Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where paid in respect of a RIC’s (i) “qualified net interest income” (generally, its U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the RIC or the non-U.S. Member are at least a 10% Member, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of the RIC’s net short-term capital gain, other than short-term capital gains recognized on the disposition of U.S. real property interests, over the RIC’s long-term capital loss), as well as if certain other requirements are satisfied. Nevertheless, no assurance can be given as to whether any of the Company’s distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be reported as such by the Company. Furthermore, in the case of shares of Company stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if the Company reported the payment as an interest-related dividend or short-term capital gain dividend. Since the Company’s common stock is subject to significant Transfer restrictions, and an investment in the Company’s common stock will generally be illiquid, non-U.S. Members whose distributions on the Company’s common stock are subject to withholding of U.S. federal income tax may not be able to transfer their Shares easily or quickly or at all.

FATCA Compliance. Under Sections 1471 through 1474 of the Code (such Sections commonly referred to as “FATCA”), a 30% U.S. federal withholding tax may apply to any dividends that the Companies pays to non-U.S. Members that are considered for U.S. federal income tax purposes to be a foreign financial institution or non-financial foreign entity, as well as to Non-U.S. Members that hold their shares through such an institution or entity. In general, an exemption from such U.S. withholding tax will be available only if the foreign financial institution has entered into an agreement with the U.S. government, or under certain intergovernmental agreements collects and provides to the U.S. tax authorities information about its accountholders (including certain investors in such institution) and if the non-financial foreign entity has provided the withholding agent with a certification identifying certain of its direct and indirect U.S. owners. Any U.S. taxes withheld pursuant to the aforementioned requirements from distributions paid to affected Non-U.S. Members who are otherwise eligible for an exemption from, or reduction of, U.S. federal withholding taxes on such distributions may only be reclaimed by such Non-U.S. Members by timely filing a U.S. tax return with the IRS to claim the benefit of such exemption or reduction.

A BDC is a corporation for U.S. federal income tax purposes. Under current law, a non-U.S. Member will not be considered to be engaged in the conduct of a business in the United States solely by reason of its ownership in a BDC. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between foreign investors and investments that would otherwise result in such investors being considered to be engaged in the conduct of a business in the United States. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to foreign investors could be adversely affected.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are described below. The guidelines are reviewed periodically by the Adviser and our Independent Board members, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

The Adviser will seek to vote all proxies relating to our portfolio securities in the best interest of our Members. The Adviser reviews on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Company. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, the Adviser may vote for such a proposal if there exists compelling long-term reasons to do so.

The Adviser’s proxy voting decisions are made by senior officers who are responsible for monitoring each of our investments. All potential conflicts of interest in the proxy voting process must be reported to the Compliance Officer. The Compliance Officer will evaluate any conflicts that exist between the interests of the Adviser and clients. This evaluation will include a review of the relationship of the Adviser and its affiliates with the issuer of each security and any of the issuer’s affiliates to determine if the issuer is an affiliate of the Adviser or has some other relationship with the Adviser or a client. If a material conflict exists, the Adviser will determine whether voting in accordance with the voting guidelines and factors described above is in the best interests of the client.

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Andalusian Credit Company, LLC, Attention: Investor Relations, 51 John F. Kennedy Parkway, Short Hills, New Jersey 07078 or by calling Andalusian Credit Company, LLC at (973) 314-3045.

Privacy Principles

The Company has adopted the Adviser’s privacy policy (the “Privacy Policy”) and does not disclose any non-public personal information about investors to anyone, except as permitted or required by law or regulation and to affiliates and service providers, including but not limited to administrators, lenders, banks, auditors, law firms, governmental agencies or pursuant to legal process, self-regulatory organizations, consultants and placement agents. The Privacy Policy is included as an appendix to the Company’s Placement Memorandum and subscription agreements with investors (each, a “Subscription Agreement”).

Any and all nonpublic personal information received by the Company and/or the Adviser with respect to investors in the Company who are natural persons, including the information provided to the Company by an investor in subscription documents, will not be shared with nonaffiliated third parties which are not service providers to the Company and/or the Adviser. Such service providers include but are not limited to the Company’s Administrator, auditors and legal advisors. Additionally, the Company and/or the Adviser may disclose such nonpublic personal information as required by law.

Reporting Obligations

We will furnish our Members with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law.

Any of the materials we file with the SEC may also be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains such information.

Item 1A.	Risk Factors

An investment in the Shares involves significant risks and, accordingly, is suitable only for sophisticated investors that have, and may continue to have, a substantial annual net income and net worth. Only investors that have no need for liquidity from such investment and can afford to bear such risks should purchase Shares. A prospective investor should consider, among other factors, the risk factors set forth below which are subject to or, if applicable, modified by the requirements and obligations described in the Limited Liability Company Agreement before making a decision to purchase Shares.

General Investment Risks

All investments, including the Company’s investments, involve the risk the loss of capital. The Adviser believes that the Company’s investment strategy and research techniques moderate this risk through a careful selection of investments. No guarantee or representation is made (and no such guarantee or representation could be made) that the Company’s investment strategy will be successful.

Limited Operating History

The Company began operations upon the Initial Closing Date and has a limited operating history. There can be no assurance that the results achieved by similar strategies managed by Andalusian will be achieved for the Company. Past performance of other investment companies managed by Andalusian should not be relied upon as an indication of future results for such other investment companies and the Company. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risks that it will not achieve its investment objectives, that the value of a Member’s Shares could decline substantially, or that the Member will suffer a complete loss of the value of its investment in the Company.

The Adviser, and the members of the management team have no prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by the Adviser, its affiliates, and the members of the management team in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Adviser’s investment team and the Adviser’s Investment Committee’s limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve the Company’s investment objectives.

Illiquid Nature of Investment Portfolio

The Company seeks to achieve its investment objectives by investing primarily in Portfolio Investments. The Company’s Portfolio Investments typically exit their debt and, to a lesser extent, equity investments through structured terms and amortization or when the portfolio company has a liquidity event. The illiquidity of the Company’s Portfolio Investments may adversely affect the Company’s ability to dispose of debt and equity securities at times when it may be otherwise advantageous for the Company to liquidate such investments. In addition, if the Company were forced to immediately liquidate some or all of its Portfolio Investments, the market value of the proceeds of such liquidation could be significantly less than the Company’s initial cost basis in such investments.

Investing in Private Companies Involves a High Degree of Risk

The Company’s portfolio is expected to consist of debt and, to a lesser extent, equity investments in private U.S. middle-market companies with less than $250 million in market capitalization. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses for the Members in those investments and accordingly should be considered speculative. There is generally no publicly available information about the private companies in which the Company invests, and the Company relies significantly on the diligence of its service providers and agents to obtain information in connection with investment decisions. If the Company is unable to identify all material information about these companies, the Company may fail to receive its expected return on investment or lose some or all of the capital invested in these companies. In addition, these businesses may have shorter operating histories, narrower product lines, smaller market shares and less experienced management than their larger competitors and may be more vulnerable to customer preferences, market conditions, and loss of key personnel, or economic downturns, which may adversely affect the return on, or the recovery of, investments in such businesses. As an investor, the Company is subject to the risk that a Portfolio Investment may make a business decision that does not serve the Company’s best interests, which could decrease the value of the Company’s investment. Deterioration in an underlying portfolio company’s financial condition and business prospects may be accompanied by deterioration in the collateral for a loan, if any, and an event of default by the portfolio company. Such an event may reduce the Company’s anticipated return on invested capital and delay the timeline for distributions to Members.

Illiquid Nature of Shares

The Shares may be issued in reliance upon certain exemptions from registration or qualification under applicable federal and state securities laws and so may be subject to certain restrictions on Transferability. There will be no public market for the Shares and none is expected to develop. In addition, Members will not be entitled to withdraw capital contributions (“Capital Contributions”), and Shares may not be Transferred without the consent of the Company, subject to certain exceptions. Accordingly, the Shares constitute illiquid investments and should only be purchased by persons that are “accredited investors,” as such term is defined under the Securities Act, and able to bear the risk of their investment in Shares for an indefinite period of time.

No Guarantee to Replicate Historical Results Achieved by Andalusian

The Company’s primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by Andalusian. The Company may consider co-investing in Portfolio Investments with other investment funds, accounts or investment vehicles managed by Andalusian. Any such investments will be subject to regulatory limitations and approvals by the Company’s Independent Board members. The Company can offer no assurance, however, that it will be able to obtain such approvals or develop opportunities that comply with such limitations. There can be no guarantee that the Company will replicate the historical results achieved by similar strategies managed by Andalusian, and investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on the Company’s future performance.

Potential Adverse Effects of New or Modified Laws or Regulations

The Company and its portfolio companies are subject to regulation at the local, state, and federal levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by the Company or its portfolio companies to comply with these laws or regulations, could require changes to certain of the Company’s or its portfolio companies’ business practices, negatively impact the Company’s or its portfolio companies’ operations, cash flows or financial condition, impose additional costs on the Company or its portfolio companies or otherwise adversely affect the Company’s business or the business of its portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact the Company’s operations, cash flows or financial condition, impose additional costs on the Company, intensify the regulatory supervision of the Company or otherwise adversely affect the Company’s business.

General Credit Risks

The Company may be exposed to losses resulting from default and foreclosure of any such loans or interests in loans in which it has invested. Therefore, the value of underlying collateral, the creditworthiness of borrowers and the priority of liens are each of great importance in determining the value of the Company’s investments. In the event of foreclosure, the Company or an affiliate thereof may assume direct ownership of any assets collateralizing such foreclosed loans. The liquidation proceeds upon the sale of such assets may not satisfy the entire outstanding balance of principal and interest on such foreclosed loans, resulting in a loss to the Company. Any costs or delays involved in the effectuation of loan foreclosures or liquidation of the assets collateralizing such foreclosed loans will further reduce proceeds associated therewith and, consequently, increase possible losses to the Company. In addition, no assurances can be made that borrowers or third parties will not assert claims in connection with foreclosure proceedings or otherwise, or that such claims will not interfere with the enforcement of the Company’s rights.

Inflation Risks

Recently, inflation has increased to its highest level in decades. Typically, as inflation rises, a portfolio company will earn more revenue but also will incur higher expenses; as inflation declines, a portfolio company might be unable to reduce expenses in line with any resulting reduction in revenue. A rise in real interest rates would likely result in higher financing costs for portfolio companies and could therefore result in a reduction in the amount of cash available for distribution to investors or the value of the portfolio company. If a portfolio company is unable to increase its revenue or pass any increases in its costs along to its customers during times of higher inflation, its profitability and its ability to pay interest and principal on its loans could be adversely affected, particularly if interest rates rise in response to increases in inflation rates.

Changes in Interest Rates May Affect Net Investment Income and the Transition Away From LIBOR

We generally expect to use the Secured Overnight Financing Rate (“SOFR”) or CME Term SOFR reference rates (referred to as “Term SOFR”) as the reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using SOFR (or other rates calculated using SOFR) or Term SOFR. SOFR was selected by the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York, as the successor to USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. However, unlike LIBOR, SOFR is a secured (and, accordingly, a more risk-free) rate, and is a “backward-looking” overnight rate (and therefore does not include forward-looking term maturities (such as 1-month, 3-month, and 6-month rates)). On July 29, 2021, the ARRC formally recommended the use of the CME Group’s forward-looking SOFR term rates. The Term SOFR reference rates provide forward-looking term rate estimates derived from SOFR, calculated and published for One-Month, Three-Month, Six-Month and Twelve-Month tenors. SOFR and Term SOFR are relatively new rates and it is not possible to predict the effect of the use of these rates, their long term performance, or that they will adequately compensate for the risk of making floating rate investments in the current environment.

LIBOR was the basic rate of interest used in lending transactions between banks on the London interbank market and had been widely used as a reference for setting the interest rate on loans globally. As of June 30, 2023, only certain settings of LIBOR continue to be published on a synthetic, non-representative basis. Instruments which were originated using LIBOR have transitioned to other rates such as SOFR or Term SOFR as a result of fallback language in such instruments or through statutory transition language. The transition from LIBOR and prohibitions on LIBOR’s use may adversely affect the value of the Company’s related investments. Some or all of the Company’s term loans may bear interest at a lower interest rate than would have otherwise been in effect had use of LIBOR continued, which could have an adverse impact on the Company’s results of operations. In addition, no single rate has fully replaced the use of LIBOR generally.

The terms of our debt investments may include minimum interest rate floors which are calculated based on the applicable interest rate benchmark. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on the Company’s net interest income. An increase in interest rates could decrease the value of any investments the Company holds which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and could also increase the Company’s interest expense, thereby decreasing its net income. Also, an increase in interest rates available to investors could make investment in the Company less attractive if the Company is not able to increase its dividend or distribution rate, which could reduce the value of an investment in the Company.

Investors should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate the Company may receive on many of its debt investments. Accordingly, a change in the interest rate could make it easier for the Company to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to the portion of the Income Incentive Fee.

Potential for Volatile Markets

The values of the Company’s Portfolio Investments can be volatile. In addition, price movements may also be influenced by, among other things, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets. Such intervention often is intended directly to influence prices and may cause or contribute to rapid fluctuations in asset prices, which may adversely affect the Company’s returns.

Availability of Suitable Investments

The business of originating and investing in loans to private U.S. companies or public companies with less than $250 million in market capitalization has from time to time been highly competitive; the identification of attractive underwriting and investment opportunities is difficult and involves a high degree of uncertainty. There are no assurances that the Company may be able to invest and reinvest its capital fully or that suitable investment opportunities will be identified which satisfy the Company’s rate of return or maturity objectives. Competition in the industry and performance by a portfolio company could reduce the rates of return available to the Company on its Portfolio Investments.

Uncertainty as to the Value of Certain Portfolio Investments

The Company expects that many of its Portfolio Investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable and will be valued at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of the Company’s investments. Most, if not all, of the Company’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under ASC Topic 820. This means that the Company’s portfolio valuations will be based on unobservable inputs and the Company’s assumptions about how market participants would price the asset or liability in question. The Company expects that inputs into the determination of fair value of portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The Adviser has retained the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that may be taken into account in determining the fair value of investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Company’s NAV could be adversely affected if determinations regarding the fair value of the Company’s investments were materially higher than the values that the Company ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the Management Fee and the Incentive Fee may result in conflicts of interest between the Adviser, on the one hand, and Members on the other hand, with respect to the valuation of investments.

Syndication and/or Transfer of Investments

Subject to the limitations in the Private Placement Memorandum, the Company may originate and/or purchase certain debt assets, including ancillary equity assets (“Assets”). The Company may also purchase certain Assets (including, participation interests or other indirect economic interests) that have been originated by other affiliated or unaffiliated parties and/or trading on the secondary market. The Company may, in certain circumstances, originate or purchase such Assets with the intent of syndicating and/or otherwise transferring a significant portion thereof, including to one or more offshore funds or accounts managed by Andalusian, the Adviser or any of their affiliates. In such instances, the Company will bear the risk of any decline in value prior to such syndication and/or other transfer. In addition, the Company will also bear the risk of any inability to syndicate or otherwise transfer such Assets or such amount thereof as originally intended, which could result in the Company owning a greater interest therein than anticipated.

Possibility of the Need to Raise Additional Capital

The Company may need additional capital to fund new investments and grow its Portfolio Investments once it has fully invested the net proceeds of this offering. Unfavorable economic conditions could increase the Company’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Company’s ability to grow. In addition, the Company is required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to Members to maintain its qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on the Company’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its Portfolio Investments.

Conflicts of Interest

Certain of the Company’s investment professionals serve or may serve in an investment management capacity to other funds managed by Andalusian or its affiliated or related entities or unaffiliated entities and funds pursuant to which Andalusian makes its investment and portfolio management and monitoring teams available to the Adviser. As a result, investment professionals may allocate such time and attention as is deemed appropriate and necessary to carry out the operations of the managed funds. In this respect, they may experience diversions of their attention from the Company and potential conflicts of interest between their work for the Company and their work for other funds and clients in the event that the interests of other clients run counter to the Company’s interests (for example where one or more investment vehicle or opportunity may be attractive to multiple parties).

Andalusian may form, advise and/or manage one or more other funds with a strategy similar to that of the Company. In addition, other funds managed by Andalusian may have a different primary investment objective than the Company, but may, from time to time, invest in the same or similar asset classes that the Company targets. These investments may be made at the direction of the same individuals acting in their capacity on behalf of the Company and the managed funds. As a result, subject to the allocation restrictions (as described below), there may be conflicts in the allocation of investment opportunities between the Company and the managed funds. In addition, affiliates of Andalusian may contract and/or otherwise conduct business with companies and partnerships in which the Company invests (directly or indirectly through funds) upon such terms and conditions as may be agreed between such affiliates and entities. Specifically, one or more affiliates of Andalusian may negotiate to receive investment banking and other similar fees from funds and portfolio companies thereof.

Personnel or affiliates of Andalusian may acquire control over or acquire an interest in (directly or indirectly) one or more investment vehicles which are able to employ leverage in the form of bank loans. Should the Company invest into such an entity, the investment may have tax consequences for certain Members of the Company.

Personnel or affiliates of Andalusian may acquire ownership and/or control over, or acquire an interest in (directly or indirectly) a FINRA member-broker dealer. Additionally, or in connection therewith, personnel or affiliates of Andalusian may become registered representatives of a broker-dealer. In such a case, such broker (and/or such persons) may provide investment banking, placement or similar services for one or more Portfolio Investments. To the extent that the fees for such services are paid by the portfolio companies rather than by the Company, such fees will not reduce or otherwise offset the Management Fee payable by the Company to the Adviser.

The Members of the Company may have conflicting tax and other interests with respect to their investment in the Company. As a consequence, conflicts of interest may arise in connection with decisions made by Andalusian that may be more beneficial for one investor than for another investor, especially with respect to investors’ individual tax situations, including with respect to the making or financing of investments.

Persons involved in the management of one or more Portfolio Investments may make Capital Commitments to the Company, either as Members or through Andalusian. Such capital commitments may create conflicts for such individuals in the management of such Portfolio Investments.

Leverage Risk

The Company may seek to employ direct or indirect leverage in a variety of forms, including through borrowings, derivatives, and other financial instruments as part of its investment program, which leverage is expected to be secured by the Company’s assets. The greater the total leverage of the Company relative to its assets, the greater the risk of loss and possibility of gain due to changes in the values of its investments. The extent to which the Company uses leverage may have other significant consequences to Members, including, the following: (i) greater fluctuations in the net assets of the Company; (ii) use of cash flow (including capital contributions) for debt service and related costs and expenses, rather than for additional investments, distributions, or other purposes; (iii) to the extent that the Company’s cash proceeds are required to meet principal payments, the Members may be allocated income (and therefore incur tax liability) in excess of cash available for distribution; (iv) in certain circumstances the Company may be required to harvest investments prematurely or in unfavorable market conditions to service its debt obligations, and in such circumstances the recovery the Company receives from such harvests may be significantly diminished as compared to the Company’s expected return on such investments; (v) limitation on the Company’s flexibility to make distributions to Members or result in the sale of assets that are pledged to secure the indebtedness; (vi) increased interest expense if interest rate levels were to increase significantly; (vii) during the term of any borrowing, the Company’s returns may be materially reduced by increased costs attributable to regulatory changes; and (viii) banks and dealers that provide financing to the Company may apply discretionary margin, haircut, financing and collateral valuation policies. Changes by banks and dealers in any of the foregoing may result in large margin calls, loss of financing and forced liquidations of positions at disadvantageous prices. There can also be no assurance that the Company will have sufficient cash flow or be able to liquidate sufficient assets to meet its debt service obligations. As a result, the Company’s exposure to losses, including a potential loss of principal, as a result of which Members could potentially lose all or a portion of their investments in the Company, may be increased due to the use of leverage and the illiquidity of the investments generally. Similar risks and consequences apply with respect to indebtedness related to a particular asset or portfolio of assets.

Additionally, the use of leverage may increase the Company’s expenses, including advisory fees paid to the Adviser, and create certain potential conflicts of interest. The Management Fee is calculated based, in part, on our total assets, including assets purchased with borrowed amounts (but excluding cash or cash equivalents). Accordingly, the Management Fee is payable regardless of whether the value of our total assets and/or any Member’s investment has decreased during the then-current quarter and creates an incentive for ACP to incur leverage, which may not be consistent with our Members’ interests.

Generally, the Incentive Compensation payable by the Company to ACP may also create an incentive for ACP to use the additional available leverage. For example, because the Income Incentive Fee is calculated as a percentage of the Company’s net assets subject to a hurdle, having additional leverage available may encourage ACP to use leverage to increase the leveraged return on our investment portfolio. To the extent additional leverage is available at favorable rates, ACP could use leverage to increase the size of our investment portfolio to generate additional income, which may make it easier to meet the Hurdle Amount.  In addition, an increase in interest rates would make it easier to meet or exceed the Hurdle Amount and may result in a substantial increase of the amount of Incentive Compensation payable to ACP with respect to pre-incentive fee net investment income. Because of the structure of the Incentive Compensation, it is possible that the Company may pay an Income Incentive Fee in a quarter in which it incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly Hurdle Amount, the Company will pay the applicable incentive fee even if the Company has incurred a loss in that calendar quarter due to realized and unrealized capital losses.

The Board is charged with protecting the Company’s interests by monitoring how the Adviser addresses these and other conflicts of interests associated with its management services and compensation. While the Board is not expected to review or approve each investment decision, borrowing or incurrence of leverage, the Board’s Independent Board members will periodically review the Adviser’s services and fees as well as its Investment Committee decisions and portfolio performance. In connection with these reviews, the Independent Board members will consider whether the Company’s fees and expenses (including those related to leverage) remain appropriate.

Second-Lien or Other Subordinated Loans or Debt Risk

The Company may acquire and/or originate second-lien or other subordinated loans. In the event of a loss of value of the underlying assets that collateralize the loans, the subordinate portions of the loans may suffer a loss prior to the more senior portions suffering a loss. If a borrower defaults and lacks sufficient assets to satisfy the Company’s loan, the Company may suffer a loss of principal or interest. If a borrower declares bankruptcy, the Company may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of the Company’s loans may be subordinate to other debt of the borrower. As a result, if a borrower defaults on the Company’s loan or on debt senior to the Company’s loan, or in the event of the bankruptcy of a borrower, the Company’s loan will be satisfied only after all senior debt is paid in full. The Company’s ability to amend the terms of the Company’s loans, assign the Company’s loans, accept prepayments, exercise the Company’s remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers may be limited by intercreditor arrangements if debt senior to the Company’s loans exists.

Unsecured Loans or Debt

The Company may invest in unsecured loans which are not secured by collateral. In the event of default on an unsecured loan, the first priority lien holder has first claim to the underlying collateral of the loan. It is possible that no collateral value would remain for an unsecured holder and therefore result in a loss of investment to the Company. Because unsecured loans are lower in priority of payment to secured loans, they are subject to the additional risk that the cash flow of the borrower may be insufficient to meet scheduled payments after giving effect to the secured obligations of the borrower. Unsecured loans generally have greater price volatility than secured loans and may be less liquid.

Risks Associated with Covenant-Lite Loans

A significant number of leveraged loans in the market may consist of loans that do not contain financial maintenance covenants (“Covenant-Lite Loans”). While the Company does not intend to invest in Covenant-Lite Loans as part of its principal investment strategy, it is possible that such loans may comprise a portion of the Company’s portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios. Ownership of Covenant-Lite Loans may expose the Company to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation than is the case with loans that also contain financial maintenance covenants.

Sub-investment Grade and Unrated Debt Obligations Risk

The Company may invest in sub-investment grade debt obligations. Investments in the sub-investment grade categories are subject to greater risk of loss of principal and interest than higher-rated securities and may be considered to be predominantly speculative with respect to the obligor’s capacity to pay interest and repay principal. They may also be considered to be subject to greater risk than securities with higher ratings in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with non-investment grade securities, the yields and prices of such securities may fluctuate more than those for higher-rated securities. The market for non-investment grade securities may be smaller and less active than that for higher-rated securities, which may adversely affect the prices at which these securities can be sold and result in losses to the Company, which, in turn, could have a material adverse effect on the performance of the Company, and, by extension, the Company’s business, financial condition, results of operations and NAV.

In addition, the Company may invest in debt obligations which may be unrated by a recognized credit rating agency, which may be subject to greater risk of loss of principal and interest than higher-rated debt obligations or debt obligations which rank behind other outstanding securities and obligations of the obligor, all or a significant portion of which may be secured on substantially all of that obligor’s assets. The Company may also invest in debt obligations which are not protected by financial covenants or limitations on additional indebtedness. In addition, evaluating credit risk for debt securities involves uncertainty because credit rating agencies throughout the world have different standards, making comparison across countries difficult. Any of these factors could have a material adverse effect on the performance of the Company, and, by extension, the Company’s business, financial condition, results of operations and NAV.

To the extent that the Company invests in sub-investment grade investments that are also stressed or distressed then the risks discussed above are heightened.

Equity Securities Risk

Subject to the Company’s 80% policy, the Company may purchase common and other equity securities. Although equity securities have historically generated higher average total returns than fixed income securities over the long term, equity securities also have experienced significantly more volatility in those returns. The equity securities the Company acquires may fail to appreciate and may decline in value or become worthless, and the Company’s ability to recover its investment will depend on a portfolio company’s success. Investments in equity securities involve a number of significant risks. While there are many types of equity securities, prices of all equity securities will fluctuate. Any equity investment in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or other senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process. To the extent that the portfolio company requires additional capital and is unable to obtain it, the Company may not recover its investment. In some cases, equity securities in which the Company invests will not pay current dividends, and the Company’s ability to realize a return on its investment, as well as to recover its investment, will be dependent on the success of the portfolio company.

Interest Rate Risk

The Company intends to primarily invest in instruments with adjustable rates. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules.

Borrowing Risk

The Company may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors as part of its investment strategy. Holders of these senior securities will have fixed-dollar claims on the Company’s assets that are superior to the claims of Members. If the value of the Company’s assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if the Company did not employ leverage. Similarly, any decrease in the Company’s income would cause net income to decline more sharply than it would have had it not borrowed. Such a decline could negatively affect the Company’s ability to make dividend payments. The Company’s ability to service any debt that it incurs will depend largely on its financial performance and will be subject to prevailing economic conditions and competitive pressures. There can be no assurance that the Company will use leverage or that a leveraging strategy will be successful during any period in which it is employed.

Furthermore, any credit agreement or other debt financing agreement into which the Company may enter may impose financial and operating covenants that restrict its investment activities, the Company’s ability to call capital, remedies on default and similar matters. In connection with borrowings, the Company’s lenders may also require the Company to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for Capital Contributions upon the occurrence of an event of default under such financing arrangement. To the extent such an event of default does occur, Members could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

Lastly, the Company may be unable to obtain its desired leverage, which would, in turn, affect a Member’s return on investment.

PIK Interest Payments

Certain of the Company’s debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt of PIK interest will have the effect of increasing the Company’s assets under management. As a result, the receipt of PIK interest may result in an increase in the amount of the base Management Fee payable by the Company. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in the Company’s pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by the Company to the Adviser. To the extent PIK interest income constitutes a portion of our income, we will be exposed to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash, including the following:

•	The higher yields and interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans.
•	PIK securities may have highly subjective valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral.
•	PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.
•	PIK securities create the risk that incentive fees will be paid to the Adviser based on non-cash accruals that ultimately may not be realized, but the Adviser will be under no obligation to reimburse the Company for these fees.

Prepayment Risk

The terms of loans in which the Company invests may permit the borrowers to voluntarily prepay loans at any time, either with no or a nominal prepayment premium. This prepayment right could result in the borrower repaying the principal on an obligation held by the Company earlier than expected. This may happen when there is a decline in interest rates, when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. The yield of the Company’s investment assets may be affected by the rate of prepayments differing from the Adviser’s expectations. Assuming an improvement in the credit market conditions, early repayments of the debt held by the Company could increase. To the extent early prepayments increase, they may have a material adverse effect on the Company’s investment objectives and profits. In addition, if the Company is unable to reinvest the proceeds of such prepayments received in investments expected to be as profitable, the proceeds generated by the Company will decline as compared to the Adviser’s expectations.

Collateral Risk

The collateral and security arrangements in relation to such secured obligations as the Company may invest in will be subject to such security or collateral having been correctly created and perfected and any applicable legal or regulatory requirements which may restrict the giving of collateral or security by an obligor, such as, for example, thin capitalization, over-indebtedness, financial assistance and corporate benefit requirements. If the investments do not benefit from the expected collateral or security arrangements, this may adversely affect the value of or, in the event of default, the recovery of principal or interest from such investments made by the Company. Accordingly, any such a failure to properly create or perfect collateral and security interests attaching to the investments could have a material adverse effect on the performance of the Company, and, by extension, the Company’s business, financial condition, results of operations and NAV.

Volatility of Loans and Debt Securities of Leveraged Companies

Leveraged companies may experience bankruptcy or similar financial distress. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to the Company’s interests. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower; it is subject to unpredictable and lengthy delays; and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest its capital adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, the Company could become subject to a lender’s liability claim, if, among other things, the borrower requests significant managerial assistance from the Company and it provides such assistance as contemplated by the 1940 Act.

Various laws enacted for the protection of creditors may apply to certain investments that are debt obligations, although the existence and applicability of such laws will vary between jurisdictions. For example, if a court were to find that an obligor did not receive fair consideration or reasonably equivalent value for incurring indebtedness evidenced by an investment and the grant of any security interest securing such investment, and, after giving effect to such indebtedness, the obligor: (i) was insolvent; (ii) was engaged in a business for which the assets remaining in such obligor constituted unreasonably small capital; or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court may: (a) invalidate such indebtedness and such security interest as a fraudulent conveyance; (b) subordinate such indebtedness to existing or future creditors of the obligor; or (c) recover amounts previously paid by the obligor in satisfaction of such indebtedness or proceeds of such security interest previously applied in satisfaction of such indebtedness. In addition, if an obligor in whose debt the Company has an investment becomes insolvent, any payment made on such investment may be subject to avoidance, cancellation and/or clawback as a “preference” if made within a certain period of time (which for example under some current laws may be as long as two years) before insolvency.

In general, if payments on an investment are voidable, whether as fraudulent conveyances, extortionate transactions or preferences, such payments may be recaptured either from the initial recipient or from subsequent transferees of such payments. To the extent that any such payments are recaptured, there may be a material adverse effect on the Company’s performance.

ESG Risk

The Company faces increasing public scrutiny related to ESG activities. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, the cost of its operations and relationships with Members, all of which could adversely affect the business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect the Company’s business.

Counterparty Risk

To the extent that contracts for investment will be entered into between the Company and a market counterparty as principal (and not as agent), the Company is exposed to the risk that the market counterparty may, in an insolvency or similar event, be unable to meet its contractual obligations to the Company. The Company may have a limited number of potential counterparties for certain of its investments, which may significantly impair the Company’s ability to reduce its exposure to counterparty risk. In addition, difficulty reaching an agreement with any single counterparty could limit or eliminate the Company’s ability to execute such investments altogether. Because certain purchases, sales, hedging, financing arrangements and other instruments in which the Company will engage are not traded on an exchange but are instead traded between counterparties based on contractual relationships, the Company is subject to the risk that a counterparty will not perform its obligations under the related contracts. Although the Company intends to pursue its remedies under any such contracts, there can be no assurance that a counterparty will not default and that the Company will not sustain a loss on a transaction as a result.

Non-U.S. Currencies and Investments

Investing in securities of non-U.S. issuers involves certain considerations comprising both risks and opportunities not typically associated with investing in securities of U.S. issuers. These considerations include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Although most of the Company’s investments will be U.S. dollar denominated, any investments that are denominated in a non-U.S. currency are subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. The Company may, but is not obligated to, employ hedging techniques to minimize these risks, and there can be no assurance that any such hedging strategies, if employed, will be effective.

Public Health Emergencies, Epidemics or Pandemics, Such as COVID-19, Terrorist Attacks, Acts of War, and Natural Disasters may Impact the Company’s Portfolio Investments or the Adviser and Harm the Company’s Business, Operating Results and Financial Condition

Public health emergencies, epidemics or pandemics, terrorist acts, acts of war, and natural disasters or other similar events may disrupt the Company’s operations, as well as the operations of the Company’s Portfolio Investments and the Adviser. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability.

The coronavirus (“COVID-19”) outbreak resulted in numerous deaths, adversely impacted global commercial activity, and contributed to significant volatility in certain equity, debt, derivatives, and commodities markets. Measures designed to slow the spread of COVID-19, as well as the general uncertainty surrounding the dangers and impact of COVID-19, created significant disruption in the global public and private markets, supply chains and economic activity.

Any public health emergency, including any outbreak of COVID-19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic or pandemic diseases, or the threat thereof, could negatively impact the Company and its Portfolio Investments and could meaningfully affect the Company’s ability to fulfill its investment objectives.

The extent of the impact of any public health emergency on the Company’s and its Portfolio Investments’ operational and financial performance will depend on many factors, including but not limited to the duration and scope of such public health emergency, the extent of any related travel advisories and voluntary or mandatory government restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and spending levels, the extent of government support and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. Any such disruptions may continue for an extended period. In addition, the operations of the Company, its Portfolio Investments, Andalusian and the Adviser may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of the personnel of any such entity or the personnel of any such entity’s key service providers. Any of the foregoing events could materially and adversely affect the Adviser’s ability to source, manage and divest investments on behalf of the Company and pursue the Company’s investment objective and strategies, all of which could result in significant losses to the Company. Similar consequences could arise with respect to other infectious diseases. The impact to businesses in such circumstances has been and is expected to continue to be substantial.

In connection with the impacts of the COVID-19 pandemic and any future such public health crisis, the Company is expected to incur heightened legal expenses which could similarly have an adverse impact to the Company’s returns. For example, but not by limitation, the Company or its Portfolio Investments may be subject to heightened litigation and its resulting costs, which costs may be significant. There is a greater risk that investors who have made Capital Commitments to acquire Shares could have difficulty funding capital calls. There is also a heightened risk of cyber and other security vulnerabilities during the current public health emergency and any future one, which could result in adverse effects to the Company or its Portfolio Investments in the form of economic harm, data loss or other negative outcomes.

In addition, in February 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of Russian military action in the Ukraine, resulting economic sanctions and resulting future market disruptions, including declines in stock markets in Russia and elsewhere, decline in the value of the ruble against the U.S. dollar, or the rise in the price of oil, are impossible to predict, but could be significant. Any disruptions caused by the invasion of Ukraine or other actions (including cyberattacks and espionage) or disruptions resulting from actual or threatened responses to the invasion of Ukraine or other actions could cause disruptions to companies and markets globally, including the Company’s Portfolio Investments that have offices or locations in Europe or that have substantial business relationships with European or Russian companies or customers.

Further, ongoing armed conflict among Israel, HAMAS and other militant groups in the Middle East, have caused and could continue to cause significant market disruptions and volatility within the markets in Europe, the Middle East and the United States. The hostilities and sanctions resulting from those hostilities have and could continue to have a significant impact on certain Company investments as well as Company performance and liquidity. The economies of the United States and its trading partners, as well as the financial markets generally, may be adversely impacted by trade disputes and other matters.

Any such disruptions could affect the Company’s Portfolio Investments’ operations and, as a result, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Brexit

On January 31, 2020, the United Kingdom ended its membership in the European Union, which is referred to as Brexit. The decision made in the United Kingdom referendum to leave the European Union led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe.

Following the termination of a transition period, the United Kingdom and European Union entered into a preliminary trade agreement and security deal, which was ratified by the United Kingdom Parliament and approved by European Union governments and took effect on January 1, 2021. The United Kingdom and the European Union continue to negotiate and finalize rules and agreements regarding the United Kingdom’s exit from the European Union.

Notwithstanding the foregoing, the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, to the extent the decision made in the United Kingdom referendum leads to a call for similar referenda in other European jurisdictions such activities may cause increased economic volatility and uncertainty in the European and global markets, which could have an adverse effect on the economy generally and on the Company’s ability, and the ability of portfolio companies, to execute respective strategies and to receive attractive returns.

Cybersecurity Breaches and Identity Theft

Cybersecurity incidents and cyberattacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The information and technology systems of the Company, Andalusian, the Adviser and their respective service providers may be vulnerable to damage or interruption from computer viruses and other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the Company’s, Andalusian’s, the Adviser’s and/or a Portfolio Investment’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to any Members and the intellectual property and trade secrets of the Company, Andalusian, the Adviser and/or Portfolio Investments. Such a failure could harm the Company’s, Andalusian’s, the Adviser’s and/or a Portfolio Investment’s reputation, subject any such entity and their respective affiliates to legal claims and adverse publicity and otherwise affect their business and financial performance.

Risks of Engaging in Hedging Transactions

Subject to application of the 1940 Act and applicable Commodity Futures Trading Commission regulations, the Company may enter into hedging transactions, which may expose it to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk.

Hedging against a decline in the values of the Company’s portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that the Company is not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transactions the Company may enter into will depend on the Company’s ability to correctly predict movements in currencies and interest rates. Therefore, while the Company may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if the Company had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, the Company may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent the Company from achieving the intended hedge and expose it to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Defaults by Portfolio Companies

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that the Company holds and the value of any equity securities the Company owns. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Force Majure Events

The Company may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party to perform its obligations until it is able to remedy the force majeure event. In addition, the Company’s cost of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss, including if the Company’s investment in such issuer is cancelled, unwound or acquired (which could be without what the Adviser considers to be adequate compensation). To the extent the Company is exposed to investments in issuers that as a group are exposed to such force majeure events, the Company’s risks and potential losses are enhanced.

Unspecified Use of Proceeds

The proceeds of this offering are intended to be used to make investments and pay Company expenses. Investors in the Company do not expect to have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding all investments by the Company. No assurance can be given that the Company may be successful in obtaining suitable investments or that, if the investments are made, the objectives of the Company may be achieved.

Dependence on Key Personnel

The Company depends on the continued services of other key management personnel. If the Company were to lose any of its officers or other management personnel, such a loss could result in operating inefficiencies and lost business opportunities, which could have a negative effect on the Company’s operating performance.

Potential Lack of Diversification

Unfavorable performance by a small number of portfolio companies could adversely affect the aggregate returns realized by the Members. The Company expects to invest in a number of portfolio companies, but such number may be insufficient to afford adequate diversification against the risk that an insufficient number of portfolio companies in which the Company invests may yield a return. The Company expects operating company portfolio investments to be principally in businesses located in the United States. The Company’s performance may be adversely affected by industry or region-specific factors.

Liability for Capital Returns

Under Delaware law, the Members could, under certain circumstances, be required to return distributions made by the Company to satisfy unpaid debts of the Company that were in existence at the time the distributions were made.

Exculpation and Indemnification

The Limited Liability Company Agreement and any indemnification agreements between the Company and any indemnified parties thereto (each, an “Indemnified Party”) contain broad exculpation and indemnification provisions that require the Company to indemnify the Indemnified Parties, and that limit the right of the Members to maintain an action against such parties to recover losses or costs incurred by the Company as a result of such parties’ actions or omissions to act, subject to the terms set forth in the Limited Liability Company Agreement and any such indemnification agreements. Certain service providers and other parties may also be entitled to exculpation and indemnification from the Company in certain circumstances based on their respective agreements. The Company (and therefore, indirectly, the Members) will bear the costs of any such indemnification. In certain instances, Members may be required to return distributions in order to satisfy indemnification obligations of the Company.

Third Party Litigation

The Company’s investment activities subject it to the normal risks of becoming involved in litigation initiated by third parties. This risk is somewhat greater where the Company exercises control or influence over a company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misconduct or gross negligence by Andalusian, be borne by the Company (to the extent not borne by the portfolio companies) and would reduce net assets or could require Members to return to the Company distributed capital and earnings. Andalusian and others are indemnified in connection with such litigation, subject to certain conditions.

Projections

The Company may rely upon projections developed by the Adviser or a portfolio company concerning the portfolio company’s performance and potential cash flows. Projections are inherently subject to uncertainty and factors beyond the control of the Adviser or any portfolio company. The inaccuracy of certain assumptions, the failure to satisfy certain financial requirements or the occurrence of other unforeseen events could impair the ability of a portfolio company, and hence the Company, to realize projected values and cash flow.

Credit Investigation

The Company’s overall performance is heavily reliant upon the underwriting and investment analysis and performance of Portfolio Investments. There can be no assurance that such evaluations may be complete or that the underlying due diligence may reveal all issues. Investments may fail to meet expectations projected on the basis of such evaluations due to a number of undiscovered or unanticipated factors.

Timing of Investment Returns

The Company may not always be able to realize upon its investments in a manner that produces the maximum return on such investments. The Company may elect or be required to remain invested in a manner that does not maximize returns on a given investment because of the inherent unpredictability involved in evaluating the point at which such returns are maximized.

Failure to Fund Commitments

The Company intends to draw down against the Capital Commitments made by Members. Any Member that fails to timely make a Capital Contribution to the Company when due and cure such default within a period of seven Business Days is a Defaulting Member. The Company’s Subscription Agreement is structured to motivate Members to fund their Capital Commitments when called by permitting the Adviser to: offer the investment opportunity to other Members; cause the Defaulting Member to sell its interest in the Company; take legal action against the Defaulting Member; prohibit the Defaulting Member from participating in future investment opportunities; withhold distributions made, subsequent to the Defaulting Member default, on the remaining interests until the final liquidation of the Company; charge commercially reasonable interest on the defaulted Drawdown Purchase Price, Catch-Up Purchase Price; forfeit its Shares, or any combination thereof. There can be no assurance, however, that all Members may fund their Capital Commitments in a timely manner. Failure by Members to fund their Capital Commitments when called could result in the Company being precluded from an investment opportunity and could result in returns being less than might otherwise occur. All terms not defined in this risk factor shall have the meanings ascribed to such terms in the Subscription Agreement.

Changes to Government Policies and Regulations

Future regulatory changes at various securities industry regulatory bodies such as the SEC and legislative changes at federal and state levels may impose on the Company stricter investment guidelines resulting in any or all of reduction of deal flow, increased reporting and compliance costs and investment restrictions. Such results may have a negative impact on the returns generated to Members.

Limited Recourse

Other than as described in the terms of the Subscription Agreements, investors in the Company will not have recourse to assets other than those in the Company.

Jurisdiction

The Company’s Limited Liability Company Agreement provides that, to the fullest extent permitted by law, unless the Company consents in writing to the selection of an alternative forum, any legal action or proceeding with respect to the Limited Liability Company Agreement may be brought in the courts of the State of New York located in New York County or the U.S. District Court for the Southern District of New York located in New York County, and, each Member irrevocably accepts the non-exclusive jurisdiction of such courts. Such limitation in our Limited Liability Agreement does not apply to claims arising under the federal securities laws.  This provision may limit our Members’ ability to obtain a favorable judicial forum for disputes with us or our Managers, officers or other agents, and otherwise may require Members to bring suit in an inconvenient and less favorable forum, which may discourage lawsuits against us and such persons. There is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for Members in bringing a claim against us or our Managers, officers or other agents. Any investor purchasing or otherwise acquiring our Shares is deemed to have notice of and consented to the foregoing provision.

Risk Associated with Portfolio Company Assets

The tangible assets held by the Company’s portfolio companies, which may be materially encumbered if the Company makes an investment, may be subject to the risks of investment in property in general. These risks include, among others, employee misconduct, strikes, theft, fire, terrorism, war, general or local economic conditions, acts of God (which may result in uninsured or uninsurable losses), and other factors which are beyond the control of portfolio company management, the Adviser, or the Company. Should any of these events occur with respect to the assets of any portfolio company, the value of the Company’s investment in such portfolio company could be adversely affected and any debt obligations secured by such assets could be accelerated if adequate insurance proceeds and/or additional collateral are unavailable.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Cybersecurity.

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s chief compliance officer regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s chief compliance officer, is responsible for assessing and managing material risks from cybersecurity threats. Members of Company management possess relevant expertise in various disciplines that are key to effectively managing such risks, such as information systems technology, cybersecurity, regulatory compliance and corporate governance. Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2.	Properties

Our corporate headquarters are located at 51 John F. Kennedy Parkway, Short Hills, New Jersey 07078 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Member Matters and Issuer Purchases of Equity Securities

Share Issuances

On June 30, 2023, the Adviser purchased 50 Shares for an aggregate purchase price of $1,000. On November 14, 2023, pursuant to a capital drawdown notice previously delivered to its investors the Company issued and sold 171,824 Shares, for an aggregate offering price of $3,436,474.

The sale of the Shares was made pursuant to Subscription Agreements entered into by the Company with its investors. Under the terms of the Subscription Agreements, each investor is required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments each time the Company delivers a drawdown notice with a minimum of 10 business days’ prior notice to the date on which payment will be due.

Each of the sales of Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relied, in part, upon representations from investors in the relevant Subscription Agreements that each investor is an “accredited investor,” as defined in Regulation D under the Securities Act.

The following table summarizes transactions with respect to Shares for the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	Shares	Amounts
Shares/gross proceeds from the private placements	171,874	$3,437,474
Reinvestment of distributions	-	-
Total shares/gross proceeds	171,874	3,437,474
Total shares/net proceeds	171,874	$3,437,474

Holders

As of March 14, 2024, there were 146 holders of record of our Shares.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Andalusian Credit Company, LLC and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

The Company was formed on October 17, 2022, as a limited liability company under the laws of the State of Delaware. We have been formed to provide Members with access to a diversified portfolio of investments in the equity or debt of private U.S. companies or public companies with less than $250 million in market capitalization.

The Company is externally managed by ACP, a Delaware limited liability company that is registered with the SEC as an investment adviser under the Advisers Act. ACP also serves as the Administrator pursuant to the Administration Agreement. The Administrator has retained SS&C as a sub-administrator to perform any or all of its obligations under the Administration Agreement.

Our Investment Framework

The Company’s investment objectives are to generate current income and capital appreciation by investing primarily in senior secured loans with a first lien on collateral, including “unitranche” loans, which are loans that combine the characteristics of both first lien and second lien debt of U.S. middle-market companies. The Company generally defines middle market companies as those having EBITDA of less than $150 million annually. The Company seeks to achieve its investment objectives by (i) accessing the loan origination channels developed by our team of experienced private credit investors, including our investment team and executive leadership, (ii) selecting investments within our core U.S. middle-market company focus, (iii) partnering with experienced private equity firms, sponsors or independent business owners, as well as a group of relationship lenders in so called “club deals” (which are generally investments that are either pre-marketed to a smaller group of relationship lenders, or lenders join together to provide the investment), (iv) implementing the disciplined underwriting standards established by the Adviser and/or (v) drawing upon the aggregate experience and resources of Andalusian. To accomplish this, the Company plans to make direct investments in portfolio companies that operate across various industries in U.S.-based companies. The Company may also selectively invest in (i) second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies, (ii) secondary purchases of assets or portfolios and (iii) distressed debt, debtor-in-possession loans, structured products, structurally subordinated loans, investments with deferred interest features, PIK securities, zero-coupon securities and defaulted securities, but such investments are not the principal focus of its investment strategy.

We may also selectively invest in (i) second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies, (ii) secondary purchases of assets or portfolios and (iii) distressed debt, debtor-in-possession loans, structured products, structurally subordinated loans, investments with deferred interest features, PIK securities, zero-coupon securities and defaulted securities, but such investments are not the principal focus of our investment strategy.

We intend to achieve our investment objectives by (i) accessing the loan origination channels developed by our team of experienced private credit investors, including our investment team and executive leadership, (ii) selecting investments within our core U.S. middle-market company focus, (iii) partnering with experienced private equity firms, sponsors or independent business owners, as well as a group of relationship lenders in so called “club deals” (which are generally investments that are either pre-marketed to a smaller group of relationship lenders, or lenders join together to provide the investment), (iv) implementing the disciplined underwriting standards established by the Adviser and/or (v) drawing upon the aggregate experience and resources of Andalusian.

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in credit obligations and related instruments. The Company defines “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments (“80% policy”). These other instruments may not by definition be fixed-income instruments, but structurally have the underlying investment risk and return profile and income-payment profile of fixed-income instruments. Derivative instruments will be counted towards the 80% policy to the extent they have economic characteristics similar to credit obligations. To the extent we determine to invest indirectly in credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to such credit obligations. We will notify Members of the Company at least 60 days prior to any change to the 80% policy.

We will seek to target a portfolio comprised primarily of first lien senior secured debt of U.S. middle market companies, with target hold size of approximately 2-3% of the Company’s total assets. During our initial ramp-up period we may hold more concentrated positions and may deploy capital into temporary investments, including broadly syndicated loans. Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases, we will be the sole investor in the loan or security in our portfolio. Where there are multiple investors, we will generally seek to control or obtain significant influence over the rights of investors in the loan or security.

Leverage may be utilized to help the Company meet its investment objectives. Any such leverage would be expected to increase the total capital available for investment by the Company.

We intend to generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments may have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which may increase our risk of losing part or all our investment.

Key Components of Our Results of Operations

Investments

We invest primarily in senior secured loans with a first lien on collateral, including “unitranche” loans, which are loans that combine the characteristics of both first lien and second lien debt of U.S. middle-market companies. Our level of investment activity can and is expected to vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the types of investments we make.

Revenues

We expect to generate revenue in the form of interest income and fees primarily from senior secured loans with some capital appreciation through nominal equity co-investments. In some cases, our debt investments may pay interest in-kind, or PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we expect to receive will be directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases. As of December 31, 2023, the Company has not made any investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts under U.S. generally accepted accounting principles (“U.S. GAAP”) as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. We record prepayment premiums on loans as interest income. We may also generate revenue in the form of commitment, loan origination, structuring, or due diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees.

Dividend income on equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded companies.

Our portfolio activity may also reflect the proceeds from sales of investments. We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments in the Statements of Operations.

Expenses

We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by the Adviser, pursuant to the terms of the Advisory Agreement, under which we pay the Adviser fees for investment management services consisting of the Management Fee and the Incentive Compensation. The services necessary for our business, including the origination and administration of our investment portfolio, will be provided by individuals who are employees of ACP and SS&C, as our Administrator and Sub-Administrator, respectively, pursuant to the terms of the Administration Agreement and Sub-Administration Agreement, respectively. All investment professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services under the Advisory Agreement, and the compensation and routine compensation-related overhead expenses of such personnel allocable to such services, will be provided and paid for by the Adviser and not by the Company. See “Item 1 – Business – Advisory Agreement.” We pay to the Administrator an annual Administration Fee of 0.25% on the Company’s total Capital Commitments, i.e. the sum of the Members’ funded Capital Commitments and unfunded Capital Commitments at the end of each fiscal quarter, payable quarterly in arrears, for services and facilities provided under the Administration Agreement. See “Item 1 – Business – Administration Agreement.”

We will bear all other costs and expenses of the Company’s operations and transactions, including legal, accounting, tax, auditing, consulting and other professional expenses (including, without limitation, expenses relating to establishing reputation and public relations in connection with self-sourced lending or other financial transactions); the Management Fee and Incentive Compensation; professional liability insurance (including costs relating to directors’ and officers’ liability insurance and errors and omissions insurance); research and market data expenses; interest on indebtedness; custodial fees; bank service fees; investment-related fees and expenses (such as third-party sourcing fees, fees and expenses of legal and other professionals, due diligence expenses and travel, lodging and meal expenses) related to the analysis, purchase or sale of investments, whether or not the investments are consummated; expenses related to SPVs organized to hold certain Company investments; interest payable on debt, if any, incurred to finance the Company’s investments; other expenses related to the purchase, monitoring, sale, settlement, custody or transmittal of Company assets (directly or through trading affiliates) as will be determined by the Adviser, Administrator, and Sub-Administrator or an affiliate thereof, as applicable, in its sole discretion (including costs associated with systems and software used in connection with investment-related activities); costs of reporting to Members and investor meetings; administration fees and expenses charged by any third-party provider of administration services; entity-level taxes; Offering Expenses (subject to the Cap) including any expenses relating to the offer, Transfer, sale and marketing of Shares (including all expenses incurred in connection with an IPO); filing fees and expenses; Federal and state registration fees and expenses; regulatory and compliance fees and expenses of the Company (including with respect to any registration activities of the Company); costs of winding up and liquidating the Company; costs associated with ensuring compliance with the applicable BDC and RIC requirements, including, but not limited to, costs incurred in connection with the organization of, and transfer of assets to, a private investment vehicle; expenses incurred in connection with a Defaulting Member; and other expenses associated with the operation of the Company and its investment activities, including extraordinary expenses such as litigation, workout and restructuring and indemnification expenses, if any. For the avoidance of doubt, the Company will also bear its allocable share (based on invested capital) of any of the expenses listed above incurred by any SPV.

The Company will also be responsible for any ongoing costs and expenses relating to distributions paid to Members; costs of effecting sales and repurchases of the Company’s securities; allocated costs incurred by the Adviser or its affiliate in providing managerial assistance to those companies in which the Company has invested who request it; transfer agent fees; fees and expenses paid to the Company’s Independent Board members (including expenses and costs related to meetings of the Independent Board members); costs of preparing and filing reports with the SEC and other Company reporting and compliance costs, including registration and listing fees; the Company’s allocable portion of the fidelity bond; the costs of reports, proxy statements or other notices to Members, including printing and mailing costs; the costs of any Members’ meetings and communications; expenses payable under any underwriting agreement, including associated fees, expenses and any indemnification obligations; any underwriting or other expenses arising in connection with any Exchange Listing or other Liquidity Event; and all other expenses incurred by the Company in connection with maintaining its status as a BDC.

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We will reimburse the Adviser or such affiliates thereof for any such amounts paid on our behalf. All of the foregoing expenses will ultimately be borne by our Members.

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On August 1, 2023, we received approval from ACP, as our sole initial shareholder, for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. Effective on August 2, 2023, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As a result, we generally will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of limited liability company interests senior to the Shares if its asset coverage, as defined in the 1940 Act, would at least be equal to 200% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage it can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

Portfolio and Investment Activity

As of December 31, 2023, we have not made any investments.

We will use Global Industry Classification Standards for classifying the industry groupings of our portfolio companies.

We will classify the industries of our portfolio companies by end-market and not by the product or services directed to those end-markets.

The weighted average yield of our accruing debt and income producing securities will not be the same as a return on investment for our Members but, rather, relates to our investment portfolio and is calculated before the payment of all of our and any of our subsidiaries’ fees and expenses. The weighted average yield will be computed using the effective interest rates as of each respective date, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

We view active portfolio monitoring as a vital part of our investment process. We consider board observation rights, where appropriate, regular dialogue with company management and sponsors or independent shareholders and detailed, internally-generated monitoring reports to be critical to our performance. ACP has developed a monitoring template that is designed to reasonably ensure compliance with these standards. This template will be used by ACP as a tool to assess investment performance relative to our plan. In addition, we anticipate that our portfolio companies will often rely on ACP to provide them with financial and capital markets advice and expertise.

As part of the monitoring process, ACP regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by ACP and its affiliates. It is based on the following categories, which we refer to as ACP’s internal performance ratings:

•	Grade 1: Investments in portfolio companies whose performance is substantially within or above ACP’s expectations and whose risk factors are neutral to favorable to those at the time of the original investment or subsequent restructuring. All investments will initially be graded as a 1.

•	Grade 2: Investments in portfolio companies whose performance is below ACP’s expectations and that require closer monitoring; however, the adverse impact may be deemed temporary, and the most likely outcome is that no loss of investment return (interest and/or dividends) or principal is expected.

•	Grade 3: Investments in portfolio companies whose performance is below ACP’s expectations and for which risk has increased materially since origination or subsequent restructuring. Some loss of investment return is likely, but no loss of principal is expected. Companies graded 3 generally present a higher risk of liquidity pressure and/or covenant breach over the next six to twelve months. These investments will be added to ACP’s “watch list.” Investment teams will research any areas of concern with the objective of early intervention with the company.

•	Grade 4: Investments in portfolio companies whose performance is materially below ACP’s expectations where business trends have deteriorated and risk factors have increased substantially since the original investment or subsequent restructuring, potentially resulting in a breach of covenants or other event of default. Investments graded 4 are those for which some loss of principal or invested capital is likely. For these investments, our investment teams review the loans on a bi-monthly basis and, where possible, pursue workout actions that achieve an early resolution to avoid further deterioration.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Results of Operations

The following table represents our operating results for the year ended December 31, 2023:

For the Year Ended December 31, 2023(1)
Total Investment Income	$-
Less: Net operating expenses	(2,354,936)
Net Investment Income (Loss) Before Taxes	(2,354,936)
Less: Excise taxes	-
Net Investment Income (Loss) After Taxes	$(2,354,936)
Net change in unrealized gain (loss)	-
Net realized gain (loss)	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$(2,354,936)

(1)	The Company commenced operations on November 14, 2023.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, although we were initially capitalized on June 30, 2023, we commenced operations and began investing activities in November 2023. As a result, comparisons may not be meaningful.

Investment Income

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Additionally, although we were initially capitalized on June 30, 2023, we commenced operations and began investing activities in November 2023. There was no investment income for the year ended December 31, 2023.

Expenses

Expenses for the year ended December 31, 2023 were as follows:

For the Year Ended December 31, 2023(1)
Organizational expenses	$813,937
Management fees	740,065
Board fees	197,310
Professional fees	156,314
Offering expenses	161,605
Audit fees	120,000
Administration fees	124,082
General and administrative expenses	164,967
Total expenses	2,478,280
Management fee waiver	(123,344)
Net Operating Expenses	$2,354,936

(1)	The Company commenced operations on November 14, 2023.

We were initially capitalized on June 30, 2023 and commenced operations and began investing activities in November 2023.

Selected Financial Data

The following table below sets forth our financial data as of and for the year ended December 31, 2023. The selected financial data has been derived from our audited financial statements, which is included elsewhere in this annual report on Form 10-K.

For the Year Ended December 31, 2023(1)
Statement of Operations Data
Income
Total investment income	$-
Expenses
Total operating expenses	2,478,280
Management fee waiver	(123,344)
Net operating expenses	2,354,936
Net investment income (loss) before income taxes	(2,354,936)
Total net realized and unrealized gain (loss)	-
Net increase (decrease) in net assets resulting from operations	$(2,354,936)

Net increase (decrease) in net assets resulting from operations
Earnings per share - basic and diluted of Share	$(52.78)

(1)	The Company commenced operations on November 14, 2023.

	December 31, 2023(1)
Balance Sheet Data
Investments at fair value	$	N/A
Cash		1,011,952
Total assets		2,187,929
Total debt (net of unamortized debt issuance costs)		N/A
Total liabilities		1,247,013
Total net assets		940,916
Net asset value per Share		$5.47
Other Data:
Number of portfolio companies at year end		N/A
Distributions declared per share		N/A
Total return based on net asset value		N/A
Weighted average total yield of portfolio at fair value		N/A
Weighted average total yield of portfolio at amortized cost		N/A
Weighted average yield of debt and income producing securities at fair value		N/A
Weighted average yield of debt and income producing securities at amortized cost		N/A
Fair value of debt investments as a percentage of principal		N/A

(1)	The Company commenced operations on November 14, 2023

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code as soon as is reasonably practicable and intend to maintain its qualification as a RIC annually thereafter. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Members in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income, if any for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Members, which generally relieves us from U.S. federal income taxes at corporate rates to the extent of such distributions.

Upon our qualification as a RIC, depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

The character of income and gains that the Company distributes is determined in accordance with U.S. income tax regulations that may differ from GAAP. Book and tax basis differences relating to Member dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

Financial Condition, Liquidity and Capital Resources

We intend to generate cash primarily from the net proceeds of the Private Offering and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We also intend to fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the Private Offering. Our primary use of cash will be investments in portfolio companies, payments of our expenses, payment of cash distributions to our Members and any repurchases of our Shares under our discretionary share repurchase program.

We may from time to time enter into credit facilities or issue debt securities. Additional financings could include additional special purpose vehicles (“SPVs”) drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. We seek to carefully consider our unfunded Capital Commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund.

Cash as of December 31, 2023, is expected to be sufficient for our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities including drawdowns on capital commitments and fundings from a credit facility. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

As of December 31, 2023, we had $1,011,952 in cash. During the year ended December 31, 2023, we used $1,179,098 in cash for operating activities, primarily to fund organizational and offering expenses of the Company. Cash provided by financing activities was $2,191,050 during the period, which was primarily the result of proceeds from issuance of Shares.

Net Assets

Share Issuances

In connection with our formation, we have the authority to issue an unlimited amount of Shares, par value $0.001 per Share.

On June 30, 2023, the Adviser purchased 50 Shares for an aggregate purchase price of $1,000. On November 14, 2023, pursuant to a capital drawdown notice previously delivered to its investors, the Company issued and sold 171,824 Shares, for an aggregate offering price of $3,436,474.

The following table summarizes transactions with respect to Shares for the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	Shares	Amounts
Shares/gross proceeds from the private placements	171,874	$3,437,474
Reinvestment of distributions	-	-
Total shares/gross proceeds	171,874	3,437,474
Total shares/net proceeds	171,874	$3,437,474

Share Repurchases

Prior to a Liquidity Event, and subject to market conditions and the Board’s commercially reasonable judgment, the Company may from time to time offer to repurchase Shares pursuant to written tenders by Members. Repurchases of Shares from Members, by the Company, will be paid in cash. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of Shares from Members by the applicable repurchase offer deadline. The Company does not intend to impose any charges in connection with repurchases of Shares.

The Company does not currently intend to institute a share repurchase program and share repurchases will be effected only in extremely limited circumstances in accordance with applicable law. Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct periodic repurchase offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time.

During the fiscal year ended December 31, 2023, we did not repurchase any of our Shares.

Debt

Aggregate Borrowings

The Company had no debt obligations as of December 31, 2023.

The Company had no interest expense for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in our balance sheet. As of the date of our accompanying audited financial statements, we were not party to any off-balance sheet arrangements.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Advisory Agreement;

•	the Administration Agreement; and

•	the Licensing Agreement.

In addition to the aforementioned agreements, we, have submitted an application for exemptive relief that will permit the Company, Adviser and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser and its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There is no assurance that the co-investment exemptive order will be granted by the SEC.

Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. GAAP will require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. Management utilizes available information, which includes our history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality.

Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We will evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We expect to identify valuation of portfolio investments, specifically the valuation of Level 3 investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. We also expect to identify revenue recognition as a critical accounting policy. We describe additional significant accounting policies in the notes to our financial statements in addition to those discussed below.

Measurement of Fair Value.

Under the Financial Accounting Standards Board (“FASB”) ASC 820, fair value is the price that would be received to sell an asset (the exit price) or transfer a liability in an orderly transaction between market participants at the measurement date. An orderly transaction assumes exposure to the market for a period of time before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; an orderly transaction is thus not a forced liquidation or distressed sale. Transaction costs expected to be incurred in selling the investment may not be considered in determining fair value.

Measurement Date.

Fair value measurement is intended to represent the current value of the asset or liability at the measurement date (i.e., the financial statement reporting date), not the potential value of the asset or liability at some future date. It considers market conditions as they exist and information that is known or knowable at the measurement date.

Market Participants.

The determination of fair value should be based on assumptions that market participants would make in pricing the particular asset or liability, which includes the assumption that market participants are acting in their own best interests. It is not necessary to identify specific market participants, but factors that distinguish market participants generally should be considered, including (i) the asset or liability itself, (ii) the principal or most advantageous market for the asset or liability, and (iii) the types of market participants with which the reporting entity would transact in that market.

Market participants are defined as buyers and sellers that are:

•	Independent of the reporting entity (i.e., they are not related parties).

•	Knowledgeable, having a reasonable understanding of the asset or liability and the transaction based on all available information, including information obtained through usual and customary due-diligence efforts.

•	Willing to enter the transaction (i.e., they are motivated but not forced or otherwise compelled to do so).

•	Able to execute the transaction.

Fair Value at Initial Recognition.

While in many cases the transaction price will equal the exit price, this cannot always be assumed. Transaction costs incurred by a fund in making an investment may not be considered in valuing an investment.

Highest and Best Use.

Fair value assumes the highest and best use of the asset being measured (e.g., if selling off different parts of a company separately would maximize value versus selling the company in its entirety).

Valuation Techniques/Methodologies.

The following valuation techniques/methodologies shall be used to measure fair value:

•	Market approach – use observable prices generated from market transactions involving identical, similar or otherwise comparable assets (e.g., use of market multiples derived from a set of publicly traded comparable companies or the use of credit spreads from publicly available sources);

•	Income approach – use valuation techniques/methodologies to convert future amounts (e.g., cash flow or earnings) to a single present amount (e.g., discounted cash flow (“DCF”) model or Black-Scholes model); and

•	Cost approach – based on the current replacement cost of an asset.

Inputs to Valuation Techniques/Methodologies.

ASC 820 distinguishes between assumptions that are “observable” and “unobservable”. Observable inputs are based on market data obtained from sources independent of the reporting entity (e.g., stock prices). Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset (e.g., multiple of book value). Valuation techniques/methodologies should maximize the use of observable inputs.

Fair Value Hierarchy.

ASC 820 establishes a 3-level fair value hierarchy that prioritizes the inputs used to estimate fair value. The fair value hierarchy prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace (including the existence and transparency of transactions between market participants). Investments with readily available, actively-quoted prices or for which fair value can be measured from actively-quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories based on inputs:

•	Level 1 – Quoted prices (unadjusted) are available in active markets for identical investments that the Company has the ability to access as of the reporting date. The type of investments that would generally be included in Level 1 include listed equity securities and listed derivatives. The Company, to the extent it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company holds a large position, and a sale could reasonably impact the quoted price.

•	Level 2 – Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined using models or other valuation methodologies. The types of investments which would be included in this category include publicly traded securities with restrictions on disposition.

•	Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation by the Adviser. The types of investments that would generally be included in this category include unlisted debt and equity securities issued by private entities.

Investments in Entities that Calculate NAV per Share.

Certain types of investments that permit investors to redeem investments directly with the investee or to receive distributions from the investee at NAV at specified times do not have readily determinable fair values available for such investments. As a practical expedient, the fair value of such investments, which are not required to be included in the hierarchy above, may be estimated using NAV of the investment, provided that all of the following criteria are met:

•	The investment company’s primary business activity involves investing its assets, usually in the securities of other entities not under common management, for current income, appreciation, or both.

•	Ownership in the investment company is represented by units of investments, such as shares of stock or partnership interests, to which proportionate shares of net assets can be attributed.

•	The funds of the investment company’s owners are pooled to avail owners of professional investment management.

•	The investment company is the primary reporting entity.

Investment Valuation Process.

The Company shall value its investments in accordance with the Valuation Policy approved by the Board. In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company’s “Valuation Designee”. The Adviser has established a Valuation Committee that is responsible for determining the fair value of the Company’s investments in instances where there is no readily available market quotation. Investments for which market quotations are readily available may be priced by independent pricing services. The Adviser has retained an external, independent valuation firm to provide data and valuation analyses on the Company’s portfolio companies. See “Item – Business – Valuation.”

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective interest payment dates rather than being paid in cash and generally becomes due at a certain trigger date. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion or amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Distributions

We intend to pay quarterly distributions to our Members out of assets legally available for distribution. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

We have adopted a Dividend Reinvestment Plan pursuant to which Members will have their cash distributions automatically reinvested in additional Shares unless they elect to receive their distributions in cash. We expect to use newly issued Shares to implement the distribution reinvestment plan. Members who receive distributions in the form of Shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

We intend to elect to be treated for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code as soon as is reasonably practicable and intends to maintain its qualification as a RIC annually thereafter. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least 90 percent of our investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year.

As a RIC, we (but not our Members) generally will not be subject to U.S. federal tax on investment company taxable income and net capital gains that we distribute to our Members. We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to U.S. federal income tax at corporate rates. We can be expected to carry forward our net capital gains or any investment company taxable income in excess of current year dividend distributions, and pay the U.S. federal excise tax as described below.

Amounts not distributed by a RIC on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) during each calendar year an amount at least equal to the sum of:

•	98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;

•	98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and

•	100% of any income or gains recognized, but not distributed, in preceding years.

If we do not distribute sufficient amounts of our taxable income and capital gains, the excise tax will be imposed. In such an event, we will be liable for this tax only on the amount by which we do not meet the foregoing distribution requirement.

To the extent our current taxable earnings for a year fall below the total amount of our distributions for that year, a portion of those distributions may be deemed a return of capital to our Members for U.S. federal income tax purposes. Thus, the source of a distribution to our Members may be the original capital invested by the Member rather than our income or gains. Members should read written disclosure carefully and should not assume that the source of any distribution is our ordinary income or gains.

During the fiscal year ended December 31, 2023, the Company did not pay any distributions to Members.

Income Taxes

For periods prior to the effectiveness of our RIC election, we expect to be taxed as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the year ended December 31, 2023 and for the period ended December 31, 2022.

We have elected to be treated as a BDC under the 1940 Act. We also intend to elect to be treated as a RIC under the Code as soon as is reasonably practicable and intend to maintain its qualification as a RIC annually thereafter. So long as we maintain our tax treatment as a RIC, we generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute at least annually to our Members as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our financial statements.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our Members, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2023.

Recent Developments

On February 12, 2024, the Company entered into a revolving credit facility, by and among the Company, as borrower, CIBC Bank USA, as administrative agent and letter of credit issuer, and the financial institutions party thereto, as lenders (the “Credit Agreement”). The Credit Agreement provides for borrowings in U.S. dollars in an initial aggregate amount of up to $75,000,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $175,000,000. Availability under the Credit Agreement will terminate on the earlier of February 12, 2025, which may be extended for an additional period of up to one year subject to the consent of the Administrative Agent and extending lenders, and the date of termination of the revolving commitments thereunder. Borrowings under the Credit Agreement are subject to compliance with a borrowing base test. Amounts drawn under the Credit Agreement in U.S. dollars will bear interest at either term 1 Month SOFR plus 2.75%, or the base rate plus 1.75%. During the period commencing on the effective date of the Credit Agreement and ending on the earlier of the stated maturity date of February 12, 2025, subject to the extension of such date pursuant to the Credit Agreement, and the date of termination of the revolving commitments under the Credit Agreement, the Company will pay a non-use fee of 0.35% per annum, payable quarterly in arrears based on the average daily unused amount of the commitments then available thereunder. The Company’s obligations under the Credit Agreement are secured by the Company’s ability to call capital from its investors, the capital commitments and capital contributions of such investors, the bank accounts into which such capital contributions are funded and any other assets.

On February 13, 2024, pursuant to a capital drawdown notice previously delivered to its investors, the Company issued and sold 973,655 shares of the Company’s Shares, par value $0.001 per share for an aggregate offering price of $19,473,102.

From January 1, 2024 to March 14, 2024, the Company invested $19.8 million in two first lien senior secured term loans and a delayed draw facility with a weighted average yield of 11.2%.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on any floating rate borrowings we may have in the future.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

We plan to invest primarily in illiquid debt securities of private middle-market companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith in accordance with the Valuation Policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each Portfolio Investment while employing a consistently applied valuation process for the types of investments we make. The Adviser has retained an external, independent valuation firm to provide data and valuation analyses on the Company’s portfolio companies.

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our financial statements. We may use derivative instruments from time to time, including foreign currency forward contracts and cross currency swaps, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we may have the ability to borrow in foreign currencies under any credit facilities or enter into other financing arrangements, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We expect to typically be a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, are expected to benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Item 8	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Managers of Andalusian Credit Company, LLC

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Andalusian Credit Company, LLC (the Company), as of December 31, 2023 and 2022, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2023 and for the period from October 17, 2022 (date of inception) to December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2023 and for the period from October 17, 2022 (date of inception) to December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Company since 2023.

New York, NY

March 14, 2024

Andalusian Credit Company, LLC

Statements of Assets and Liabilities

	December 31, 2023		December 31, 2022
Assets:
Cash	$1,011,952			$-
Deferred offering expenses (Note 2)	1,121,105			507,728
Prepaid expenses and other assets	37,459			-
Due from affiliate	17,413			-
Total assets	$2,187,929			$507,728

Liabilities:
Management fees payable	$616,721			$-
Professional fees payable	165,000			-
Organizational expenses payable	132,327			123,572
Administration fees payable	124,082			-
Legal fees payable	89,652			-
Offering expenses payable	33,313			504,755
Due to affiliate	-			21,023
Accounts payable and accrued expenses	85,918			-
Total liabilities	$1,247,013			$649,350

Commitments and contingencies (Note 4)

Net assets:

Shares, par value $0.001 (171,874 and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	$172			$-
Paid-in-capital in excess of par value	3,598,907			-
Accumulated deficit	(2,658,163)			(141,622)
Total net assets	$940,916			$(141,622)
Total liabilities and net assets	$2,187,929			$507,728
Net asset value per share	$5.47	(1)	$	N/A (2)

(1) Not meaningful given timing and amount of the Company’s first capital call.

(2) As of December 31, 2022, there were no shares issued and outstanding.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Operations

	Year ended		Period from October 17, 2022 (Inception) through
	December 31, 2023		December 31, 2022
Expenses:
Organizational expenses (Note 2)	$813,937			$141,622
Management fees	740,065			-
Board fees	197,310			-
Professional fees	156,314			-
Offering expenses	161,605			-
Audit fees	120,000			-
Administration fees	124,082			-
General and administrative expenses	164,967			-
Total operating expenses	2,478,280			141,622
Management fee waiver	(123,344)			-
Net operating expenses	2,354,936			141,622
Net investment loss	(2,354,936)			(141,622)
Net decrease in net assets resulting from operations	$(2,354,936)			$(141,622)

Per share data:
Net investment loss per share	$(52.78	)(1)	$	N/A	(2)
Net decrease in net assets resulting from operations per share	$(52.78	)(1)	$	N/A	(2)
Weighted average shares outstanding	44,618			N/A	(2)

(1) Not meaningful given timing and amount of the Company’s first capital call.

(2) As of December 31, 2022, there were no shares issued and outstanding.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Changes in Net Assets

	Year ended	Period from October 17, 2022 (Inception) through
	December 31, 2023	December 31, 2022
Operations:
Net investment loss	$(2,354,936)	$(141,622)
Net decrease in net assets resulting from operations	(2,354,936)	(141,622)

Capital transactions:
Proceeds from issuance of shares	3,437,474	-
Net increase in net assets resulting from capital share transactions	3,437,474	-
Total increase (decrease) in net assets	1,082,538	(141,622)
Net assets, beginning of year/period	(141,622)	-
Net assets, end of year/period	$940,916	$(141,622)

Capital share activity:
Shares outstanding, beginning of year/period	-	-
Shares issued	171,874	-
Shares outstanding, end of year/period	171,874	-

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Cash Flows

	Year ended	Period from October 17, 2022 (Inception) through
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(2,354,936)	$(141,622)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred offering expenses	161,605	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(37,459)	-
Due from affiliate	(17,413)	-
Management fees payable	616,721	-
Professional fees payable	165,000	-
Organizational expenses payable	8,755	123,572
Administration fees payable	124,082	-
Legal fees payable	89,652	-
Due to affiliate	(21,023)	18,050
Accounts payable and accrued expenses	85,918	-
Net cash used in operating activities	(1,179,098)	-

Cash flows from financing activities:
Proceeds from issuance of shares	3,437,474	-
Offering expenses paid	(1,246,424)	-
Net cash provided by financing activities	2,191,050	-
Net increase in cash	1,011,952	-
Cash, beginning of year/period	-	-
Cash, end of year/period	$1,011,952	$-

Supplemental and non-cash activities
Accrued but unpaid offering expenses	$33,313	$504,755

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Notes to Financial Statements

December 31, 2023

Note 1. Organization

Organization

Andalusian Credit Company, LLC, a Delaware limited liability company (the “Company”), was formed on October 17, 2022 (“inception”). The Company is structured as an externally managed, diversified closed-end management investment company. The Company has elected to be treated as a business development company (“BDC”) under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated as a regulated investment company (a “RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) as soon as is reasonably practicable and intends to maintain its qualification as a RIC annually thereafter. For periods prior to the effectiveness of the RIC election, the Company expects to be taxed as a corporation for U.S. federal income tax purposes.

The Company’s investment objective is to generate current income and capital appreciation by investing primarily in senior secured loans with a first lien on collateral, including “unitranche” loans, which are loans that combine the characteristics of both first lien and second lien debt of U.S. middle-market companies. The Company expects to provide investors with access to a diversified portfolio of investments in the equity or debt of private U.S. companies or public companies with less than $250 million in market capitalization.

The Company is externally managed by Andalusian Credit Partners, LLC (“ACP,” in such capacity, the “Adviser”), a Delaware limited liability company that is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). ACP also serves as the Company’s administrator (in such capacity, the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”).

The Company is conducting, on a continuous basis, a private offering (the “Private Offering”) of its limited liability company interests, par value $0.001 per share (“Shares”), to accredited investors, as defined in Regulation D under the Securities Act of 1933 (the “Securities Act”) in reliance on exemptions from the registration requirements of the Securities Act. Shares will be offered for subscription continuously throughout an initial closing period and may be offered from time to time thereafter pursuant to the terms set forth in the Company’s confidential private placement memorandum (the “Memorandum”). Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Shares of the Company pursuant to a subscription agreement entered into with the Company (the “Subscription Agreement”).

Since inception, the Company’s activities have been primarily related to organizational and offering activities. The Company commenced operations contemporaneously with the initial drawdown from investors in the Private Offering (the “Initial Closing Date”) which occurred on November 14, 2023.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Company’s fiscal year ends on December 31.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates and such differences could be material.

Cash

Cash consists of demand deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company’s deposits may, at times, exceed the insured limits under applicable law.

Organizational and Offering Expenses

Organizational expenses to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Offering expenses in connection with the offering of Shares are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. These costs consist primarily of legal and other fees incurred in connection with the Company’s Private Offering of its Shares.

The Company will pay all initial organizational and offering expenses associated with the Private Offering of its Shares up to a maximum amount of 1.50% of aggregate Capital Commitments to the Company over the initial four-year period following the Initial Closing Date (the “Cap”). The Adviser will pay all organizational and offering expenses in excess of the Cap.

For the year ended December 31, 2023, the Company incurred $813,937 and $161,605 of organizational and offering expenses, respectively. For the period from October 17, 2022 (inception) to December 31, 2022, the Company incurred $141,622 of organizational expenses. As of December 31, 2022, $21,023 of organizational and offering expenses were paid on behalf of the Company by affiliates and were included in the Statements of Assets and Liabilities as due to affiliate. As of December 31, 2023 and December 31, 2022, $132,327 and $123,572 of organizational expenses remained payable, respectively. As of December 31, 2023 and December 31, 2022, $33,313 and $504,755 of offering expenses remained payable, respectively.

Income Taxes

The Company intends to elect to be treated for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code as soon as is reasonably practicable and intends to so qualify annually thereafter. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Company’s “investment company taxable income,”. Beginning with its first tax year end treated as a RIC, the Company intends to make the requisite distributions to its members, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its members.  Therefore, no provision for federal income taxes is recorded in the financial statements of the Company. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

For periods prior to the effectiveness of our RIC election, we expect to be taxed as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the year ended December 31, 2023 and for the period ended December 31, 2022.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current period. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2023, no tax expenses and no interest and penalties were incurred.

Functional Currency

The functional currency of the Company is the U.S. Dollar, and all transactions were in U.S. Dollars.

Recent Accounting Pronouncements

Other than the aforementioned guidance, the Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption to have a material impact on its financial statements.

Note 3. Related Party Transactions

Advisory Agreement

Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the Company’s day-to-day operations and provides investment advisory services to the Company.

Under the Advisory Agreement, the Company will pay the Adviser fees for investment management services consisting of a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Compensation”).

Management Fee

Pursuant to the Advisory Agreement, upon the Initial Closing Date, the Company will pay to the Adviser a Management Fee, payable quarterly in arrears at a rate of 1.50% per annum of the sum of (1) the Members’ total unfunded Capital Commitments and (2) the Company’s total assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of the most recently completed calendar quarter. In the event the Company engages in a listing on a nationally recognized stock exchange (“Exchange Listing”), the Company will pay to the Adviser an annual Management Fee, payable quarterly in arrears at a rate of 1.75% per annum of the Company’s total assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of the most recently completed calendar quarter. The Adviser has contractually agreed to waive 0.25% of the Management Fee for a one-year period beginning with the Company’s Initial Closing Date.

For the year ended December 31, 2023, the Company incurred Management Fees of $616,721, net of the Management Fee waiver of $123,344. As of December 31, 2023, the Company recorded a Management Fee payable of $616,721. For the period from October 17, 2022 (inception) to December 31, 2022, the Company did not incur a Management Fee.

Incentive Compensation

Incentive Compensation will be payable by the Company to the Adviser and will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income (an “Income Incentive Fee”) and a portion is based on a percentage of the Company’s capital gains (the “Capital Gains Incentive Fee”).

The Income Incentive Fee is payable quarterly in arrears. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the Management Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized or unrealized capital gains or losses or unrealized capital appreciation or depreciation.

Pre-incentive fee net investment income will be compared to a hurdle amount, “Hurdle Amount” equal to the product of (i) the “hurdle rate” of 1.25% per quarter (5% annualized) and (ii) the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter.

Prior to the occurrence of an Exchange Listing, the Company will pay the Income Incentive Fee in each calendar quarter as follows:

•	No Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;

•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Pre-Exchange Listing Catch-Up Amount”) determined on a quarterly basis by multiplying 1.4705% (5.882% annualized) by the Company’s NAV at the beginning of each applicable calendar quarter; and

•	15% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.4705% (5.882% annualized)

On and after the occurrence of an Exchange Listing, the Company will pay the Income Incentive Fee in each calendar quarter as follows:

•	No Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;

•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Post-Exchange Listing Catch-Up Amount”) determined on a quarterly basis by multiplying 1.5625% (6.25% annualized) by the Company’s NAV at the beginning of each applicable calendar quarter; and

•	20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.5625% (6.25% annualized)

These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases by the Company during the current quarter.

For the year ended December 31, 2023 and for the period from October 17, 2022 (inception) to December 31, 2022, the Company did not incur any income incentive fees.

Capital Gains Incentive Fee

The Capital Gains Incentive Fee is payable at the end of each calendar year in arrears and equals (i) 15% of the Company’s realized capital gains as of the end of the fiscal year prior to a Liquidity Event (as defined below), and (ii) 20% of the Company’s realized capital gains as of the end of the fiscal year after a Liquidity Event. A “Liquidity Event” may include (1) an initial public offering, (2) an Exchange Listing or (3) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of Shares, in each case for consideration of either cash and/or publicly listed securities of the acquirer. In determining the Capital Gains Incentive Fee payable to the Adviser, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the Capital Gains Incentive Fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments.

If an Exchange Listing occurs on a date other than the first day of a fiscal year, a Capital Gains Incentive Fee shall be calculated as of the day before the Exchange Listing, with such Capital Gains Incentive Fee paid to the Adviser following the end of the fiscal year in which the Exchange Listing occurred.

For the year ended December 31, 2023 and for the period from October 17, 2022 (inception) to December 31, 2022, the Company did not incur any capital gains incentive fees.

Administration Agreement

Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and will provide the Company with clerical, bookkeeping, recordkeeping and other administrative services. The Administrator also performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to its investors and reports and other materials filed with the SEC. In addition, the Administrator assists the Company in determining and publishing its NAV, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its investors, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance.

Under the terms of the Administration Agreement, the Administrator may retain a sub-administrator to provide certain administrative services to the Company.

The Administrator is authorized to incur and pay, in the name and on behalf of the Company, all expenses which it deems necessary or advisable. The Company will pay to the Administrator an annual administration fee of 0.25% on the Company’s total Capital Commitments, payable quarterly in arrears, for services and facilities provided under the Administration Agreement (the “Administration Fee”). For purposes of the Administration Fee, total Capital Commitments equals the sum of the investors’ funded Capital Commitments and unfunded Capital Commitments at the end of each fiscal quarter.

For the year ended December 31, 2023, the Company incurred Administration Fees of $124,082. As of December 31, 2023, the Company recorded Administration Fees payable of $124,082. For the period from October 17, 2022 (inception) to December 31, 2022, the Company did not incur an Administration Fee.

Note 4. Commitments and Contingencies

In the normal course of business, the Company may be party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. As the Company had no investments, there were no unused commitments as of December 31, 2023 or December 31, 2022.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023 and December 31, 2022, the Company is not aware of any pending or threatened litigation.

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements as of December 31, 2023 or December 31, 2022 for any such exposure.

Note 5. Net Assets

On June 30, 2023, the Adviser purchased 50 Shares for an aggregate purchase price of $1,000. On November 14, 2023, the Initial Closing Date, the Company issued and sold 171,824 Shares, for an aggregate offering price of $3,436,474.

The sale of the Shares was made pursuant to subscription agreements entered into by the Company with its investors. Under the terms of the subscription agreements, each investor is required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments each time the Company delivers a drawdown notice with a minimum of 10 business days’ prior notice to the date on which payment will be due.

As of December 31, 2023 and December 31, 2022, the Company had the authority to issue an unlimited number of Shares at $0.001 per share par value.

Note 6. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share:

	Year ended	Period from October 17, 2022 (Inception) through
	December 31, 2023	December 31, 2022
Net investment loss per share	$(52.78)	N/A	*
Net decrease in net assets resulting from operations per share	$(52.78)	N/A	*
Weighted average shares outstanding	44,618	N/A	*

*   As of December 31, 2022, there were no shares issued and outstanding.

Note 7. Tax Matters

The Company intends to comply with the provisions of the Code applicable to RICs for future taxable years. The Company did not qualify to elect treatment as a RIC for the current year and is subject to tax as a regular corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the year ended December 31, 2023. For the period from October 17, 2022 (date of inception) through December 31, 2022, there were no deferred tax assets or liabilities recorded.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities, including organizational expenses, for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of December 31, 2023, were as follows:

December 31, 2023
Deferred tax assets:
Net operating loss carryforward	$454,818
Organizational expenses	309,189
Total	764,007
Valuation allowance	(764,007)
Total deferred tax assets	-
Deferred tax liabilities:
Total deferred tax liabilities	-
Net deferred tax assets and liabilities	$-

The Company’s income tax provision consists of the following as of December 31, 2023:

December 31, 2023
Current tax (expense)/benefit:
Federal	$-
State and Local	-
Total current tax (expense)/benefit	-

Deferred tax (expense)/benefit:
Federal	490,340
State and Local	273,667
Total	764,007
Valuation allowance	(764,007)
Total deferred tax (expense)/benefit	-

Total income tax (expense)/benefit	$-

Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the period ended December 31, 2023, as follows:

December 31, 2023
Income tax benefit at federal statutory rate (21%)	$524,277
State and local income tax benefit (net of federal detriment)	273,667
Permanent book/tax differences.	(33,937)
Valuation allowance	(764,007)
Total income tax (expense)/benefits	$-

At December 31, 2023, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused. Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset as of the year ended December 31, 2023. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material.

As of December 31, 2023, the Company had a net operating loss carryforward for federal income tax purposes of $1,390,011. This net operating loss may be carried forward indefinitely.

As of December 31, 2023, the Company did not have any capital loss carryforward.

Note 8. Financial Highlights

The below table presents the schedule of financial highlights of the Company:

Year ended
December 31, 2023 *
Per share data: (1)(2)
Net asset value at beginning of year	$(3.17)
Net investment loss	(52.78)
Net decrease in net assets resulting from operations	(52.78)
Issuance of common stock	61.42
Net asset value at end of year	$5.47

Shares outstanding at end of year	171,874
Weighted average net assets	$(215,329)
Weighted average shares outstanding(2)	44,618
Total return based on net asset value (3)(5)	N/M

Supplemental Data/Ratio:
Net assets at end of year	$940,916
Ratio of total expenses to average net assets (4)	1,150.93%
Ratio of net expenses after waivers to average net assets (4)	1,093.65%
Ratio of net investment loss to average net assets (4)	(1,093.65)%

*	Financial highlights are not required from the Inception Date to December 31, 2022 as there were no shareholders during this period.
(1)	The weighted average shares outstanding calculation begins on June 30, 2023, the date the Adviser purchased 50 Shares for an aggregate purchase price of $1,000. Prior to this date, there were no shares outstanding.
(2)	The per share data, including the net asset value at beginning of year, was derived by using the weighted average shares outstanding as described in footnote 1. The net asset value at beginning of the year is based on the net asset value as of January 1, 2023.
(3)	Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s distribution reinvestment plan.
(4)	The calculations of the ratio of total expenses to average net assets, ratio of net expenses after waivers to average net assets and ratio of net investment loss to average net assets are not meaningful, as the Company commenced operations on November 14, 2023 and therefore had limited operational activity and made no investments during 2023. These ratios have not been annualized.
(5)	Not meaningful due to the timing of commencement of operations and the Company's first capital call.

Note 9. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the financial statements, except as disclosed below.

On February 12, 2024, the Company entered into a revolving credit facility, by and among the Company, as borrower, CIBC Bank USA, as administrative agent and letter of credit issuer, and the financial institutions party thereto, as lenders (the “Credit Agreement”). The Credit Agreement provides for borrowings in U.S. dollars in an initial aggregate amount of up to $75,000,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $175,000,000. Availability under the Credit Agreement will terminate on the earlier of February 12, 2025, which may be extended for an additional period of up to one year subject to the consent of the Administrative Agent and extending lenders, and the date of termination of the revolving commitments thereunder. Borrowings under the Credit Agreement are subject to compliance with a borrowing base test. Amounts drawn under the Credit Agreement in U.S. dollars will bear interest at either term 1 Month SOFR plus 2.75%, or the base rate plus 1.75%. During the period commencing on the effective date of the Credit Agreement and ending on the earlier of the stated maturity date of February 12, 2025, subject to the extension of such date pursuant to the Credit Agreement, and the date of termination of the revolving commitments under the Credit Agreement, the Company will pay a non-use fee of 0.35% per annum, payable quarterly in arrears based on the average daily unused amount of the commitments then available thereunder. The Company’s obligations under the Credit Agreement are secured by the Company’s ability to call capital from its investors, the capital commitments and capital contributions of such investors, the bank accounts into which such capital contributions are funded and any other assets.

On February 13, 2024, pursuant to a capital drawdown notice previously delivered to its investors, the Company issued and sold 973,655 shares of the Company’s Shares, par value $0.001 per share for an aggregate offering price of $19,473,102.

From January 1, 2024 to March 14, 2024, the Company invested $19.8 million in two first lien senior secured term loans and a delayed draw facility with a weighted average yield of 11.2%.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

(b) Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our Managers or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Managers, Executive Officers and Corporate Governance

Our Board

Our business and affairs are managed under the direction and oversight of the Board. The Board consists of three members, two of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Board members”). Managers who are “interested persons” as defined in Section 2(a)(19) of the 1940 Act are referred to herein as “Interested Board members.” The Board appoints the officers who serve at the discretion of the Board. The responsibilities of the Board include corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

The Limited Liability Company Agreement provides that a majority of the Board must be Independent Board members. Each Manager will hold office until his or her successor is duly elected and qualified, or until his or her earlier death, resignation, retirement, disqualification or removal. The Board initially consists of one class. Immediately prior to an Exchange Listing, the Board shall be divided into three classes. Each class of Board members holds office for a three-year term. However, the initial members of the three classes will have initial terms of one, two and three years, respectively. At each meeting of Members, the successors to the class of Board members whose terms expire at such meeting will be elected to hold office for a term expiring at the meeting of Members held in the third year following the year of their election.

The Board is responsible for the oversight of our investment, operational and risk management activities. The Board reviews risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. The Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of our investments.

The Board has established an Audit Committee and a Nominating and Corporate Governance Committee, which have the responsibilities discussed in greater detail below. Under our organizational documents, we are not required to hold annual Member meetings.

Joseph M. Otting, an Interested Board member, serves as Chairman of the Board. The Board believes that it is in the best interests of our Members for Mr. Otting to lead the Board because his extensive knowledge of and experience in the financial services industry. The Board believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual Board members and the committees in a manner that enhances effective oversight. The Board believes that its small size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management and the Board.

Biographical Information

Brief biographies of the members of the Board are set forth below. In addition, set forth further below is a biography of each of our executive officers who is not a Manager.

Managers Name	Birth Year	Position	Length of Service
Interested Board member
Joseph M. Otting Independent Board members	1957	Chairman	Since 2023
Bita Ardalan	1961	Board Member	Since 2023
Alan Frank	1951	Board Member	Since 2023

The address for each Board member is c/o Andalusian Credit Company, LLC, 51 John F. Kennedy Parkway, Short Hills, New Jersey 07078.

The following information regarding the executive officers and key personnel who are not Board members is as of December 31, 2023:

Executive Officers

Name	Birth Year	Position
Aaron Kless	1973	Chief Executive Officer (ACC), Managing Partner and Chief Investment Officer (ACP)
Shamit Grover	1982	Vice President (ACC) and Managing Partner, Chief Strategy Officer (ACP)
Terrence W. Olson	1967	Chief Financial Officer (ACC and ACP)

Key Personnel

Name	Birth Year	Position
Joseph M. Otting	1957	Managing Partner (ACP) Chairman of the Board (ACC)
Kimberly Smith	1973	Chief Capital Formation Officer (ACP)
Jeffrey Kaplan	1961	Co-Founding Partner (ACP)
Nicholas Savasta	1980	Co-Founding Partner (ACP)
Roger W. Ferguson, Jr.	1951	Executive Chairman (ACP)

Manager Biographies

Our Managers have been divided into two groups – an Interested Board member and Independent Board members. An Interested Board member is an “interested person,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.

Interested Board Member

Joseph M. Otting (Managing Partner of ACP, Chairman of the Board of ACC): Joseph M. Otting is a Managing Partner of ACP and the Chairman of the Board of ACC. Mr. Otting served as the 31st United States Comptroller of the Currency from 2017 to 2020. The Comptroller of the Currency is the administrator of the federal banking system and chief officer of the Office of the Comptroller of the Currency (“OCC”). The OCC supervises nearly 1,400 national banks, federal savings associations and federal branches and agencies of foreign banks operating in the U.S. The mission of the OCC is to ensure that national banks and federal savings associations operate in a safe and sound manner, provide fair access to financial services, treat customers fairly and comply with applicable laws and regulations. As the Comptroller, Mr. Otting also served as a Manager of the Federal Deposit Insurance Corporation. Prior to being sworn in as the Comptroller of the Currency, Mr. Otting was President and CEO of OneWest Bank, N.A. from 2010 to 2015 when it was acquired by CIT Group. Prior to OneWest, Mr. Otting was Vice Chairman and Head of the Commercial Banking Group at U.S. Bank. Mr. Otting holds a Bachelor of Arts degree from the University of Northern Iowa.

Independent Board Members

Bita Ardalan (Board Member): Bita Ardalan is an Independent Board member for ACC and also serves as Chair of ACC’s Nominating and Corporate Governance Committee. Ms. Ardalan previously worked for over 30 years at MUFG Union Bank across corporate financing, credit management, strategy and other focus areas. Ms. Ardalan served as the Managing Manager and Head of the Commercial Banking Group at MUFG Union Bank for approximately a decade, which included all Middle Market Lending and Commercial Credit. Ms. Ardalan received her B.S. from Roger Williams College.

Alan Frank (Board Member): Alan Frank is an Independent Board member for ACC and also serves as Chairman of the Audit Committee. Mr. Frank previously worked at Deloitte for almost 40 years, where he served as an Audit Partner. Mr. Frank managed Deloitte’s Southern California Consumer Business Practice and Los Angeles Small Business Practice during his time at Deloitte. He previously served on the Board of Directors and as Audit Committee Chairman for CIT Group and OneWest Bank. He received his B.S. in Accounting from the University of Southern California.

Executive Officers and Key Personnel Who Are Not Managers

Aaron Kless is a Managing Partner and Chief Investment Officer of ACP and Chief Executive Officer of ACC. Prior to joining ACC and ACP, Mr. Kless was Head of Non-Sponsor Direct Lending at Apollo Global Management. He has also held tenures as Managing Manager in the US Private Capital Group at BlackRock, and Senior Principal in the Global Private Equity Group at Merrill Lynch & Co. and its successor fund, GMN Partners. Previously, he was an Associate at Simpson Thacher & Bartlett. Mr. Kless graduated with Honors from the University of North Carolina at Chapel Hill with B.A. degrees in Political Science and US History and received his JD with Highest Honors from the George Washington University School of Law.

Joseph M. Otting (Managing Partner of ACP, Chairman of the Board of ACC): See “Item 10 – Managers, Executive Officers and Corporate Governance – Interested Board Member” for Mr. Otting’s biography.

Shamit Grover is a Managing Partner and Chief Strategy Officer of ACP and Vice President of ACC. Mr. Grover previously served as a Managing Manager at Michael Dell’s MSD Partners, where he led or supported the firm’s investments in Owl Rock, WCG Clinical, Ultimate Fighting Championship, BrightView, Transaction Network Services and OneWest Bank, among others. Prior to his time at MSD Partners, Mr. Grover worked at Merrill Lynch, where he worked in the global private equity and mergers and acquisitions groups. He received his B.S. from Harvey Mudd College (double major in engineering and economics).

Terrence W. Olson is the Chief Financial Officer of ACC and ACP. Mr. Olson was previously the Chief Operating Officer and Chief Financial Officer of First Eagle Alternative Credit, where he led the financial and operations teams as well as guided key strategic initiatives of the firm. Mr. Olson was previously the Chief Operating Officer and Chief Financial Officer of THL Credit Advisors prior to the acquisition of THL Credit by First Eagle. Prior to his roles at First Eagle and THL Credit, Mr. Olson was the Manager of Finance at Highland Capital Partners where he was responsible for financial, tax and operational matters for the firm’s funds and management company. Mr. Olson started his career at PricewaterhouseCoopers. Mr. Olson holds a B.S. in Accounting from Boston College.

Kimberly Smith is the Chief Capital Formation Officer of ACP. Prior to joining ACP, Ms. Smith was the Chief Capital Formation Officer at Techstars, where she was responsible for the firm’s fundraising and investor relations activities, as well as new business development. Previously, Ms. Smith was a Partner/Director of Marketing and Investor Relations at Owl Creek Asset Management, L.P., where she was responsible for managing relationships with Owl Creek’s investors and forging new relationships with prospective investors. Additionally, Ms. Smith was a member of the Owl Creek Risk Management Committee. Ms. Smith received her M.B.A. from Fordham University and her B.A. from Middlebury College.

Jeffrey Kaplan is a Co-Founding Partner and Managing Partner of ACP. Mr. Kaplan is also the Co-Founder and Managing Partner of Andalusian Private Capital, a private investment firm founded in 2020. Andalusian Private Capital is headquartered in Short Hills, New Jersey. From 2011 to 2020, Mr. Kaplan was the Chief Operating Officer of Appaloosa Management, where he oversaw Appaloosa’s private investing activities. Mr. Kaplan was also responsible for leading and executing acquisitions and managing the firm’s investment banking relationships. Mr. Kaplan has also served as Global Head of Mergers & Acquisitions, Financial Sponsors and Corporate Finance at Bank of America Merrill Lynch. Over the course of his career, Mr. Kaplan has cultivated an extensive network of relationships with C-suite executives, corporate board members, financial sponsors and investment bankers. Mr. Kaplan holds a degree in Applied Mathematics from Brown University and joint Bachelor’s and Master’s degrees in Accounting/Finance from New York University.

Nicholas Savasta is a Co-Founding Partner and Managing Partner of ACP. Mr. Savasta is also the Co-Founder and Managing Partner of Andalusian Private Capital. Prior to co-founding Andalusian Private Capital, Mr. Savasta was Managing Director and Co-Head of the Strategic Investments Group at Michael Dell’s MSD Partners. Prior to his time at MSD Partners, Mr. Savasta was a senior merchant banker at Allen & Company. Mr. Savasta earned a Bachelor of Science in International Affairs from Georgetown University and a Master of Business Administration from Massachusetts Institute of Technology. Mr. Savasta has served on the Executive Board of the MIT Sloan School of Management and has been a guest lecturer at Yale University, where he taught the school’s Introduction to Alternative Investments seminar. He was a Fulbright Scholar and a Truman Fellow.

Roger W. Ferguson, Jr. is the Executive Chairman of ACP. Mr. Ferguson served as the 17th Vice Chairman of the Board of Governors of the United States Federal Reserve System from 1999 to 2006 and as a member of the Board of Governors of the United States Federal Reserve System since 1997. After leaving the United States Federal Reserve, Mr. Ferguson served as the President and CEO of TIAA ($1.4 Trillion of AUM) from 2008 to 2021. Mr. Ferguson has been a member of the Board of Directors of Alphabet Inc. (Nasdaq: GOOGL) since 2016. Mr. Ferguson is currently the Steven A. Tananbaum Distinguished Fellow for International Economics at the Council on Foreign Relations. From 2006-2008 Mr. Ferguson worked at Swiss Re, a global reinsurance company, where he served as Chairman of the firm’s America Holding Corporation, Head of Financial Services, and a member of the Executive Committee from 2006 to 2008. Mr. Ferguson has also worked as an Associate and Partner at McKinsey & Company. Mr. Ferguson holds a Bachelor of Arts degree in economics, a Doctoral degree in economics and a Juris Doctor degree, all from Harvard University.

Meetings and Attendance

The Board met one time during 2023. All Managers then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a Manager and of the respective committees on which they served during 2023.

Board Leadership Structure and Role in Risk Oversight

The business and affairs of the Company are managed under the direction and oversight of the Board. The Board consists of three members, two of whom are Independent Board members. The Board appoints the officers, who serve at the discretion of the Board. The responsibilities of the Board include oversight of the quarterly valuations of the Company’s assets, oversight of the Company’s financing arrangements and oversight of the Company’s investment activities.

The Board is responsible for the oversight of the Company’s investment, operational and risk management activities. The Board reviews risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Company’s investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of the Company’s investments.

We are subject to a number of risks, including investment, compliance, operational and valuation risks, among others. Risk oversight forms part of the Board’s general oversight of the Company and is addressed as part of various Board and committee activities. Day-to-day risk management functions are subsumed within the responsibilities of the Adviser and other service providers (depending on the nature of the risk), which carry out our investment management and business affairs. The Adviser and other service providers employ a variety of processes, procedures and controls to identify various events or circumstances that give rise to risks, to lessen the probability of their occurrence and to mitigate the effects of such events or circumstances if they do occur. Each of the Adviser and other service providers has their own independent interest in risk management, and their policies and methods of risk management will depend on their functions and business models. The Board recognizes that it is not possible to identify all of the risks that may affect the Company or to develop processes and controls to eliminate or mitigate their occurrence or effects. As part of its regular oversight of the Company, the Board interacts with and reviews reports from, among others, the Adviser, our chief compliance officer, our independent registered public accounting firm and counsel, as appropriate, regarding risks faced by the Company and applicable risk controls. The Board may, at any time and in its discretion, change the manner in which it conducts risk oversight.

Communications with Managers

Members and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Managers or any group or committee of Managers, correspondence should be addressed to the Board or any such individual Managers or group or committee of Managers by either name or title. All such correspondence should be sent to c/o Andalusian Credit Company, LLC, 51 John F. Kennedy Parkway, Short Hills, New Jersey 07078.

Committees of the Board

The Board has an Audit Committee and a Nominating and Corporate Governance Committee and may form additional committees in the future. A brief description of each committee is included in this Form 10-K.

As of the date of this Form 10-K, the members of each of the Board’s committees are as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Bita Ardalan	Bita Ardalan
Alan Frank	Alan Frank

Audit Committee

The Audit Committee is composed of all Independent Board members. Alan Frank serves as Chairman of the Audit Committee. The Board has determined that Mr. Frank is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act and meets the current requirements of Rule 10A-3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to the Board regarding the valuation of the Company’s loans and investments; selecting the Company’s independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing the Company’s annual audited financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving the Company’s audit reports and financial statements.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are the Independent Board members. Bita Ardalan serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating Board members for election by the Company’s Members, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and the Company’s management.

The Nominating and Corporate Governance Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board, the Company and its Members. In considering possible candidates for election as a Board member, the Nominating and Corporate Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting Board members who:

•	are of high character and integrity;

•	are accomplished in their respective fields, with superior credentials and recognition;

•	have relevant expertise and experience upon which to be able to offer advice and guidance to management;

•	have sufficient time available to devote to the Company’s affairs;

•	are able to work with the other members of the Board and contribute to the Company’s success;

•	can represent the long-term interests of the Company’s Members as a whole; and

•	are selected such that the Board represents a range of backgrounds and experience.

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying Board member nominees. In determining whether to recommend a Board member nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending Board member nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting Board member nominees is consistent with the goal of creating a Board that best serves the Company’s needs and the interests of its Members.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Company’s Managers and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s Managers and officers, the Company believes that during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Ethics

The Company and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements. The Company and ACP have also adopted a joint code of ethics, which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our Managers and ACP’s officers, managers and employees.

We will provide any person, without charge, upon request, a copy of our codes of ethics. To receive a copy, please provide a written request to: Andalusian Credit Company, LLC, Attn: Chief Compliance Officer, 51 John F. Kennedy Parkway, Short Hills, New Jersey 07078.

There have been no material changes to our codes of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver by filing a Form 8-K with the SEC.

Item 11.	Executive Compensation

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Adviser, pursuant to the terms of the Advisory Agreement and the Administration Agreement. Our day-to-day investment operations are managed by our Adviser. We pay to the Administrator an annual Administration Fee of 0.25% on the Company’s total Capital Commitments, i.e. the sum of the Members’ funded Capital Commitments and unfunded Capital Commitments at the end of each fiscal quarter, payable quarterly in arrears, for services and facilities provided under the Administration Agreement.

None of our officers will receive direct compensation from us.

Manager Compensation

Each Independent Board member of the Board is paid an annual board retainer of $200,000, payable quarterly in arrears. The Independent Board members of the Board do not receive any stock-based compensation for their service as members of the Board. Any Managers who are employed by ACP do not receive any compensation for their service as members of the Board. In addition, the Audit Committee Chairman is paid an additional annual retainer of $20,000 and the Nominating and Corporate Governance Committee Chair is paid an additional annual retainer of $10,000.

The table below sets forth the compensation received by each Manager from us and the Adviser for service during the fiscal year ended December 31, 2023:

Name of Manager	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Adviser
Alan L. Frank	110,000	110,000	-
Bita Ardalan	87,310	87,310	-

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.

The following table sets forth information with respect to the beneficial ownership of Shares as of December 31, 2023 by each person known to us to beneficially own 5% or more of the outstanding Shares and all of our executive officers and members of the Board, individually and as a group. With respect to persons known to us to beneficially own 5% or more of the outstanding Shares, we base such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to us. We have determined beneficial ownership for purposes of the below table in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities, or has the right to acquire such powers within 60 days.

There are no Shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 14, 2024. Percentage of beneficial ownership is based on 1,145,529 Shares outstanding as of March 14, 2024. Unless otherwise indicated by footnote, the business address of each person listed below is Andalusian Credit Company, LLC, 51 John F. Kennedy Parkway, Short Hills, New Jersey 07078.

		Percentage of Shares outstanding
Name	Type of ownership	Shares owned	Percentage
Five-Percent Shareholders
BTG Pactual Asset Management US, LLC(1)	Direct	300,000.00	26.19%
ICG Credit Opportunities Fund II, LP(2)	Direct	82,314.38	7.19%
The Sulam Trust(3)	Direct	74,831.25	6.53%
Eagle Partners, LP(4)	Direct	59,865.00	5.23%
Board Members/Executive Officers
Joseph M. Otting(5)	Indirect	8,979.75	*
Bita Ardalan	N/A	—	—
Alan Frank	Direct	2,400.00	*
Aaron Kless	Direct	149.66	*
Shamit Grover	Direct	1,496.63	*
Terrence W. Olson	N/A	—	—
All Board members and executive officers as a group (6 persons)		13,026.04	1.14%

*	Less than one percent.
(1)	The address for BTG Pactual Asset Management US, LLC is BTG Pactual Asset Management US, LLC, 601 Lexington Ave., 57th Floor, New York, NY 10022.
(2)	The address for ICG Credit Opportunities Fund II, LP is 11111 Santa Monica Blvd., Suite 2100, Los Angeles, CA 90025.
(3)	The address for The Sulam Trust is c/o J.P. Morgan Trust Company of Delaware, 500 Stanton Christiana Road, Newark, DE 19713.
(4)	The address for Eagle Partners, LP is 300 Frank W. Burr Boulevard, 7th Floor, Teaneck, NJ 07666.
(5)	Shares held indirectly through Gulf BLVD, LLC, where Mr. Otting has sole voting and dispositive control.

Item 13.	Certain Relationships and Related Transactions, and Manager Independence.

Certain Relationships and Related Transactions

We have entered into the Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. Certain of our executive officers may have ownership and financial interests in the Adviser and the Administrator. Certain of our executive officers and the Chairperson of our Board also serve as principals of other investment managers affiliated with the Adviser and the Administrator that may in the future manage investment funds with investment objectives similar to ours. In addition, our executive officers and managers and the partners of the Adviser and Andalusian serve or may serve as officers, managers, principals of entities that operate in the same or related line of business as we do, or of investment funds managed by its affiliates, although we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with Andalusian. However, the Adviser and its affiliates intend to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies so that we are not disadvantaged in relation to any other client. We may invest, to the extent permitted by law, on a concurrent basis with affiliates of Andalusian, subject to compliance with applicable regulations and any allocation procedures.

Exemptive Relief

The Adviser has applied for an exemptive order from the SEC that will permit the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. There is no assurance that the co-investment exemptive order will be granted by the SEC. Pursuant to such order, the Board may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private Andalusian funds that target similar assets. If an investment falls within the Board Criteria, the Adviser must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and the other Andalusian funds that target similar assets pro rata based on available capital in the asset class being allocated. If the Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).

Material Non-Public Information

Our senior management, members of the Adviser’s investment committee and other investment professionals from the Adviser may serve as Managers of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non-public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.

Manager Independence

Pursuant to our certificate of incorporation, a majority of the Board will at all times consist of Managers who are not “interested persons” of us, of the Adviser, or of any of our or its respective affiliates, as defined in the 1940 Act. We refer to these Managers as our “Independent Managers.”

Consistent with these considerations, after review of all relevant transactions and relationships between each Manager, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Mr. Frank and Ms. Ardalan are independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Otting is considered an "interested person" (as defined in the 1940 Act) of the Company because he is employed by the Adviser.

Item 14.	Principal Accounting Fees and Services.

Ernst & Young LLP has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2023.

Fees

Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by Ernst & Young LLP for professional services performed for the fiscal year ended December 31, 2023 and the fiscal period ended December 31, 2022.

	For the Fiscal Year Ended December 31, 2023	For the Fiscal Period Ended December 31, 2022
Audit Fees(1)(2)	$135,000	$–
Audit-Related Fees(3)	–	–
Tax Fees(4)	–	–
All Other Fees(5)	–	–
Total Fees	$135,000	$–

(1)	“Audit Fees” are fees billed for professional services rendered for the audit of the Company's annual financial statements and review of interim financial statements or services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

(2)	During the fiscal year ended December 31, 2023 and the fiscal period ended December 31, 2022, Ernst and Young LLP billed aggregate non-audit fees of $0 and $0 related to the Company for services rendered to the Company.

(3)	“Audit-Related Fees” are fees billed for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported under "Audit Fees."

(4)	“Tax Fees” are fees billed services rendered by Ernst & Young LLP for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.

(5)	“All Other Fees” are fees billed for services other than those stated above.

Pre-Approval Policies and Procedures

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Ernst & Young LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report:

(1)	Financial Statements - Financial statements are included in Item 8. See the Index to the Financial Statements on page F-1 of this annual report on Form 10-K.

(2)	Financial Statement Schedules - None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the statements or notes to the financial statements included in this annual report on Form 10-K.

(3)	Exhibits - The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
3.2	Certificate of Amendment to the Certificate of Formation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
4.2*	Description of Securities
10.1	Investment Advisory Agreement by and between the Company and ACP (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
10.2	Administration Agreement by and between the Company and ACP (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
10.3	Custody Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
10.4	Trademark License Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).

Exhibit Number	Description of Exhibits
10.5	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
10.6	Credit Agreement, by and among the Company, as borrower, CIBC BANK USA, as as administrative agent and letter of credit issuer, and lenders from time to time party thereto, dated February 12, 2024. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2024 and incorporated herein by reference).
21.1	List of Subsidiaries - None
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Furnished herewith.

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Andalusian Credit Company, LLC
Date: March 14, 2024
	By:	/s/ Terrence W. Olson
Terrence W. Olson Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 14, 2024.

/s/ Aaron Kless	Chief Executive Officer
Aaron Kless	(Principal Executive Officer)

/s/ Shamit Grover	Vice President
Shamit Grover

/s/ Joseph M. Otting	Manager and Chairman of the Board
Joseph M. Otting

/s/ Bita Ardalan	Manager
Bita Ardalan

/s/ Alan L. Frank	Manager
Alan L. Frank

/s/ Terrence W. Olson	Chief Financial Officer
Terrence W. Olson	(Principal Financial and Accounting Officer)