Form 10-Q
period 2024-03-31
Andalusian Credit Company, LLC
filed 2024-05-09
CIK 1979306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 814-01670

ANDALUSIAN CREDIT COMPANY, LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	92-2145091 (I.R.S. Employer Identification No.)

51 John F. Kennedy Pkwy Short Hills, New Jersey (Address of principal executive offices)	07078 (Zip Code)

Registrant’s telephone number, including area code: (973) 314-3045

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Share of Limited Liability Company Interests, par value $0.001 per share.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2024, the registrant had 3,627,998 Shares, $0.001 par value per Share, outstanding.

Andalusian Credit Company, LLC

Statements of Assets and Liabilities

	March 31, 2024
	(unaudited)	December 31, 2023
Assets:
Investments in non-controlled/non-affiliated investments, at fair value (cost $19,780,275 and $0, respectively)	$19,780,275	$—
Cash and cash equivalents	1,269,531	1,011,952
Deferred offering expenses (Note 2)	801,306	1,121,105
Prepaid expenses and other assets	518,539	37,459
Interest receivable	172,095	—
Due from affiliate	—	17,413
Total assets	$22,541,746	$2,187,929

Liabilities:
Secured borrowings (Note 6)	$2,500,000	$—
Management fees payable	1,204,753	616,721
Administration fees payable	242,003	124,082
Legal fees payable	217,850	89,652
Professional fees payable	123,750	165,000
Interest and credit facility fees payable (Note 6)	46,062	—
Organizational costs payable	—	132,327
Offering costs payable	—	33,313
Accounts payable and accrued expenses	17,240	85,918
Total liabilities	$4,351,658	$1,247,013

Commitments and contingencies (Note 7)

Net assets:

Shares, par value $0.001 (1,145,529 and 171,874 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	$1,146	$172
Paid-in-capital in excess of par value	23,071,035	3,598,907
Accumulated deficit	(4,882,093)	(2,658,163)
Total net assets	$18,190,088	$940,916
Total liabilities and net assets	$22,541,746	$2,187,929
Net asset value per share	$15.88	$5.47	(1)
(1)	Not meaningful given timing and amount of the Company’s first capital call.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Operations

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Investment Income:
Interest income	$228,254		$—
Total investment income	228,254		—

Expenses:
Management fees	1,445,704		—
Offering costs	319,799		—
Professional fees	263,766		—
Administration fees	242,003		—
Interest expense and credit facility fees	116,840		—
Board fees	107,500		—
Audit fees	71,250		—
Organizational expenses (Note 2)	—		270,167
General and administrative expenses	126,273		—
Total operating expenses	2,693,135		270,167
Management fee waiver	(240,951)		—
Net operating expenses	2,452,184		270,167
Net investment loss	(2,223,930)		(270,167)
Net decrease in net assets resulting from operations	$(2,223,930)		$(270,167)

Per share data:
Net investment loss per share	$(3.35)	$	N/A	(1)
Net decrease in net assets resulting from operations per share	$(3.35)	$	N/A	(1)
Weighted average shares outstanding	664,051		N/A	(1)

(1)	Not meaningful as the Company had not commenced operations.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Changes in Net Assets

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Operations:
Net investment loss	$(2,223,930)	$(270,167)
Net decrease in net assets resulting from operations	(2,223,930)	(270,167)

Capital transactions:
Proceeds from issuance of shares	19,473,102	—
Net increase in net assets resulting from capital share transactions	19,473,102	—
Total increase (decrease) in net assets	17,249,172	(270,167)
Net assets, beginning of period	940,916	—
Net assets, end of period	$18,190,088	$(270,167)

Capital share activity:
Shares outstanding, beginning of period	171,874	—
Shares issued	973,655	—
Shares outstanding, end of period	1,145,529	—

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Cash Flows

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(2,223,930)	$(270,167)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(19,820,356)	—
Proceeds from principal repayments	50,591	—
Amortization of premium and accretion of discount, net	(10,510)	—
Amortization of deferred offering costs	319,799	—
Amortization of deferred financing costs	70,778	—
Changes in operating assets and liabilities:
Interest receivable	(172,095)	—
Prepaid expenses and other assets	(21,745)	—
Due from affiliate	17,413	—
Management fees payable	588,032	—
Professional fees payable	(41,250)	—
Organizational costs payable	(132,327)	108,008
Administration fees payable	117,921	—
Legal fees payable	128,198	—
Due to affiliate	—	166,619
Accounts payable and accrued expenses	(68,678)	—
Net cash provided by (used in) operating activities	(21,198,159)	4,460

Cash flows from financing activities:
Proceeds from issuance of shares	19,473,102	—
Offering costs paid	(33,313)	(4,460)
Borrowings on debt	2,500,000	—
Debt issuance costs paid	(484,051)	—
Net cash provided by (used in) financing activities	21,455,738	(4,460)
Net increase in cash	257,579	—
Cash and cash equivalents, beginning of period	1,011,952	—
Cash and cash equivalents, end of period	$1,269,531	$—

Supplemental and non-cash activities:
Accrued but unpaid offering costs	$—	$852,202

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Schedule of Investments

As of March 31, 2024

(unaudited)

			Reference			x	Par/	x		Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Non-controlled/non-affiliated investments
Debt investments
Services: Business
ImageFirst Holdings, LLC	(5)	First Lien Term Loan	S+	4.25%	9.57%	04/27/28	6,688,561	$6,679,457	$6,679,457	36.7%
ImageFirst Holdings, LLC	(5)(6)	First Lien Term Loan	S+	4.25%	—	04/27/28	—	(924)	(924)	0.0%
SAFEbuilt, LLC	(5)	First Lien Term Loan	S+	6.85%	12.18%	12/31/25	8,654,756	8,569,852	8,569,852	47.1%
SAFEbuilt, LLC	(5)	First Lien Term Loan	S+	6.85%	12.18%	12/31/25	4,576,789	4,531,890	4,531,890	24.9%
								19,780,275	19,780,275	108.7%
Total debt investments								19,780,275	19,780,275	108.7%
Total non-controlled/non-affiliated investments								19,780,275	19,780,275	108.7%

Cash and cash equivalents
State Street Institutional U.S. Government Money Market Fund - Premier Class	(7)(8)	Money Market Fund			5.26%			1,193,940	1,193,940	6.6%
Cash		Cash						75,591	75,591	0.4%
Total cash and cash equivalents								1,269,531	1,269,531	7.0%
Total investments and cash and cash equivalents								$21,049,806	$21,049,806	115.7%

(1)

Certain portfolio company investments are subject to contractual restrictions on sales. Unless otherwise indicated, all of the Company’s investments are denominated in U.S. Dollars and are domiciled in the United States.

(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of March 31, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $21,049,806 resulting in estimated gross unrealized gains and losses of $0.
(4)

In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 5 for further information related to investments at fair value.

(5)

Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“S”) which may also contain a credit spread adjustment depending on the tenor election, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2024.

(6)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative amortized cost or fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(7)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 5 for further information related to investments at fair value.
(8)	The rate presented represents the annualized seven-day yield as of March 31, 2024.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Notes to Financial Statements

March 31, 2024 (unaudited)

Note 1. Organization

Organization

Andalusian Credit Company, LLC, a Delaware limited liability company (the “Company”), was formed on October 17, 2022 (“inception”). The Company is structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be treated as a business development company (“BDC”) under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated as a regulated investment company (a “RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) as soon as is reasonably practicable and intends to maintain its qualification as a RIC annually thereafter. For periods prior to the effectiveness of the RIC election, the Company expects to be taxed as a corporation for U.S. federal income tax purposes.

The Company’s investment objective is to generate current income and capital appreciation by investing primarily in senior secured loans with a first lien on collateral, including “unitranche” loans, which are loans that combine the characteristics of both first lien and second lien debt of U.S. middle-market companies. The Company expects to provide investors with access to a portfolio of investments in the equity or debt of private U.S. companies or public companies with less than $250 million in market capitalization.

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Fair value and amortized cost on positions with unfunded commitments can result in negative investment balances when unamortized discounts or fees are greater than the principal amount outstanding on the loan. See Note 5, Fair Value Measurements, for further information about fair value measurements.

Cash and Cash Equivalents

Cash and cash equivalents may consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents are categorized as Level 1 of the fair value hierarchy. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. As of March 31, 2024 and December 31, 2023, the Company did not have any balances related to restricted cash.

Revenue Recognition

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Organizational and Offering Expenses

Organizational expenses to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Offering expenses in connection with the offering of Shares are capitalized as a deferred charge and are amortized over a twelve-month period beginning with the latter of either November 14, 2023 (Initial Closing Date) or from incurrence. These costs consist primarily of legal and other fees incurred in connection with the Company’s Private Offering of its Shares.

The Company will pay all initial organizational and offering expenses associated with the Private Offering of its Shares up to a maximum amount of 1.50% of aggregate Capital Commitments to the Company over the initial four-year period following the Initial Closing Date (the “Cap”). The Adviser will pay all organizational and offering expenses in excess of the Cap.

For the three months ended March 31, 2024, the Company incurred $0 and $319,799 of organizational and offering expenses, respectively. For the three months ended March 31, 2023, the Company incurred $270,167 and $0 of organizational and offering expenses, respectively. As of March 31, 2024 and December 31, 2023, $0 and $132,327 of organizational expenses remained payable, respectively. As of March 31, 2024 and December 31, 2023, $0 and $33,313 of offering expenses remained payable, respectively.

Deferred Financing Costs

The Company has entered into a $75,000,000 senior secured revolving credit facility with CIBC Bank USA (the “CIBC Credit Facility”). Interest expense and unused commitment fees on the CIBC Credit Facility are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Statements of Operations.

Deferred financing costs include capitalized expenses related to the closing or amendments of the CIBC Credit Facility. Amortization of deferred financing costs for the credit facility is computed on the straight-line basis over the term of the credit facility. The unamortized balance of such costs is included in prepaid expenses and other assets in the accompanying Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Statements of Operations.

For the three months ended March 31, 2024, the Company incurred $530,113 of financing costs, of which $70,778 has been amortized. As of March 31, 2024, the Company had $459,335 of deferred financing costs. The Company had no borrowings or associated costs for the three months ended March 31, 2023.

Expenses

Expense estimates are accrued in the period to which they relate and adjustments are made when actual amounts are known. Costs incurred for annual subscriptions or services are generally recorded as a deferred charge and are amortized using the straight-line method over the term. Except as set forth in the Administration Agreement, the Company will bear all other expenses, including but not limited to legal, tax, auditing, compliance, consulting and other professional expenses, the Management Fee and Incentive Compensation, professional liability insurance and research and market data expenses.

Income Taxes

The Company intends to elect to be treated for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code as soon as is reasonably practicable and intends to so qualify annually thereafter. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income, or capital gains distributed to shareholders as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Company’s “investment company taxable income”. Beginning with its first tax year end treated as a RIC, the Company intends to make the requisite distributions to its members, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its members. Therefore, no provision for federal income taxes is recorded in the financial statements of the Company. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

For periods prior to the effectiveness of our RIC election, we expect to be taxed as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the three months ended March 31, 2024 and March 31, 2023.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current period. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. As of March 31, 2024 and December 31, 2023, no tax expenses and no interest and penalties were incurred.

Functional Currency

The functional currency of the Company is the U.S. Dollar, and all transactions were in U.S. Dollars.

Earnings per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share ("ASC 260"). Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to shares by the weighted average number of shares outstanding.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company has concluded that this guidance will not have a material impact on its financial statements.

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

For the three months ended March 31, 2024, the Company incurred Management Fees of $1,204,753, net of the Management Fee waiver of $240,951. For the three months ended March 31, 2023, the Company did not incur a Management Fee. As of March 31, 2024 and December 31, 2023, the Company recorded Management Fees payable of $1,204,753 and $616,721, respectively.

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

Prior to the occurrence of an Exchange Listing, the Company will pay the Income Incentive Fee in each calendar quarter as follows:

●	No Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;
●	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Pre-Exchange Listing Catch-Up Amount”) determined on a quarterly basis by multiplying 1.4705% (5.882% annualized) by the Company’s NAV at the beginning of each applicable calendar quarter; and
●	15% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.4705% (5.882% annualized)

On and after the occurrence of an Exchange Listing, the Company will pay the Income Incentive Fee in each calendar quarter as follows:

●	No Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;
●	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Post-Exchange Listing Catch-Up Amount”) determined on a quarterly basis by multiplying 1.5625% (6.25% annualized) by the Company’s NAV at the beginning of each applicable calendar quarter; and
●	20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.5625% (6.25% annualized)

These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases by the Company during the current quarter.

For the three months ended March 31, 2024 and March 31, 2023, the Company did not incur any income incentive fees.

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

For the three months ended March 31, 2024 and March 31, 2023, the Company did not incur any capital gains incentive fees.

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

For the three months ended March 31, 2024, the Company incurred Administration Fees of $242,003. For the three months ended March 31, 2023, the Company did not incur any Administration Fees. As of March 31, 2024 and December 31, 2023, the Company recorded Administration Fees payable of $242,003 and $124,082, respectively.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2024:

	March 31, 2024
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First Lien Term Loan	$19,780,275	$19,780,275	$—
Total	$19,780,275	$19,780,275	$—

(1)The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

As of December 31, 2023, the Company held no investments.

The industry composition of investments based on fair value as of March 31, 2024 was as follows:

March 31, 2024
Services: Business	100.0%
Total	100.0%

As of December 31, 2023, the Company held no investments.

The geographic composition of investments based on fair value as of March 31, 2024 was as follows:

March 31, 2024
United States	100.0%
Total	100.0%

As of December 31, 2023, the Company held no investments.

Note 5. Fair Value Measurements

The Company applies fair value accounting in accordance with the terms of ASC 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

●	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
●	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
●	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The Adviser, as the valuation designee pursuant to Rule 2a-5 under the 1940 Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. In addition to using the above inputs in investment valuations, the Adviser applies a valuation policy approved by the Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which the Company’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended March 31, 2024, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value by the above fair value hierarchy levels as of March 31, 2024. There were no investments held as of December 31, 2023.

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Term Loan	$—	$—	$19,780,275	$19,780,275
Total	$—	$—	$19,780,275	$19,780,275

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	First Lien Term Loan	Total
Fair Value as of December 31, 2023	$—	$—
Purchases	19,820,356	19,820,356
Accretion of discount and fees (amortization of premium), net	10,510	10,510
Proceeds from principal repayments	(50,591)	(50,591)
Balance as of March 31, 2024	$19,780,275	$19,780,275
Net change in unrealized appreciation/depreciation on Level 3 investments still held as of March 31, 2024	$—	$—

The Company generally uses the following framework when determining the fair value of investments that are categorized as Level 3:

The Company’s Board has appointed the Adviser as its valuation designee, in accordance with Rule 2a-5 under the 1940 Act. The fair value is determined by the Adviser’s valuation committee, subject to oversight by the Board, consistent with a documented valuation policy and consistently applied valuation process. In connection with that determination, investment valuations will be prepared using ranges of valuations obtained from independent valuation firms, and/or proprietary models depending on the materiality of the investments, the availability of information on the Company’s investments and the type of investment being valued, all in accordance with the Company’s valuation policy.

Determination of fair value involves subjective judgments and estimates. As part of the valuation process, the factors that may be taken into account in determining the fair value of the Company’s investments, include, as relevant: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser’s valuation committee will consider whether the pricing indicated by the external event corroborates its valuation.

Investments in debt securities are initially evaluated to determine whether the enterprise value of the portfolio company is greater than the applicable debt. The enterprise value of the portfolio company is estimated using a market approach and an income approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Adviser carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The income approach typically uses a discounted cash flow analysis of the portfolio company.

Investments in debt securities that do not have sufficient coverage through the enterprise value analysis are valued based on an expected probability of default and discount recovery analysis.

Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the security’s expected maturity date.

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2024:

				Range
	Fair Value as of	Valuation Techniques/	Unobservable			Weighted
Investment Type	March 31, 2024	Methodologies	Input	Low	High	Average (1)

First Lien Term Loan	$13,101,742	Recent Transaction	Transaction Price	99.00%	99.00%	99.00%
	6,678,533	Yield Analysis	Discount Rate	8.68%	9.18%	8.93%
Total	$19,780,275

(1)The weighted average is calculated based on the fair value of each investment.

As of December 31, 2023, the Company held no investments.

The significant unobservable inputs used in the fair value measurement of the Company’s investments in first lien debt securities are discount rates and transaction prices. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in transactions prices in isolation would result in a significantly lower fair value measurement.

Secured borrowings as of March 31, 2024 were $2,500,000 and consist of borrowings under the CIBC Credit Facility (as defined below) which closed on February 12, 2024 (“Effective Date”). There were no borrowings outstanding as of December 31, 2023. Given there were no material market movements in credit spreads from February 12, 2024 through March 31, 2024, and given the underlying interest rate on any secured borrowing is based on an underlying index that resets on a periodic basis, the carrying values of the secured borrowings approximate fair value. Secured borrowings are categorized as Level 3 within the hierarchy.

The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.

Note 6. Borrowings

In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024, asset coverage was 827.6%. The Company did not have any borrowings outstanding as of December 31, 2023.

On the Effective Date, the Company entered into a revolving credit facility, by and among the Company, as borrower, CIBC Bank USA, as administrative agent (in such capacity, the “Administrative Agent”) and letter of credit issuer, and the financial institutions party thereto, as lenders (the “CIBC Credit Facility”).

The CIBC Credit Facility provides for borrowings in U.S. dollars in an initial aggregate amount of up to $75,000,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $175,000,000.

Availability under the CIBC Credit Facility will terminate on the earlier of February 12, 2025 (the “Stated Maturity Date”), which may be extended for an additional period of up to one year subject to the consent of the Administrative Agent and extending lenders, and the date of termination of the revolving commitments thereunder.

Borrowings under the CIBC Credit Facility are subject to compliance with a borrowing base test. Amounts drawn under the CIBC Credit Facility in U.S. dollars will bear interest at either term 1 Month SOFR plus 2.75%, or the base rate plus 1.75%.

During the period commencing on the Effective Date and ending on the earlier of the Stated Maturity Date and the date of termination of the revolving commitments under the CIBC Credit Facility, the Company will pay a non-use fee of 0.35% per annum, payable quarterly in arrears based on the average daily unused amount of the commitments then available thereunder.

In connection with the CIBC Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. The CIBC Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, the Administrative Agent, at the request of the required lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the CIBC Credit Facility immediately due and payable.

The Company’s obligations under the CIBC Credit Facility are secured by the Company’s ability to call capital from its investors, the capital commitments and capital contributions of such investors, the bank accounts into which such capital contributions are funded and any other assets.

The Company was in compliance with all covenants and other requirements under the CIBC Credit Facility as of March 31, 2024. There were no outstanding borrowings under the CIBC Credit Facility for the three months ended March 31, 2023 or as of December 31, 2023.

As of March 31, 2024, the borrowings outstanding under the CIBC Credit Facility were $2,500,000 and the unused portion and amount available to draw were $72,500,000.

For the three months ended March 31, 2024, the components of interest expense and credit facility fees were as follows:

Three Months Ended
March 31, 2024
Interest expense	$10,795
Facility unused commitment fee	35,267
Amortization of deferred financing costs	70,778
Total interest expense and credit facility fees	116,840
Average principal debt outstanding	$2,500,000
Weighted average interest rate	8.32%
Effective interest rate	8.08%

As of March 31, 2024, the components of interest and credit facility fees payable were as follows:

As of
March 31, 2024
Interest expense payable	$10,795
Unused commitment fee payable	35,267
Total interest expense and credit facility fees payable	$46,062

Note 7. Commitments and Contingencies

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

As of March 31, 2024, the Company had the following unfunded commitments:

Company	Type of Investment	March 31, 2024
ImageFirst Holdings, LLC	First Lien Delayed Draw Term Loan	$369,541

Total		$369,541

As the Company had no investments as of December 31, 2023, the Company had no unfunded commitments.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024 and December 31, 2023, the Company is not aware of any pending or threatened litigation.

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements as of March 31, 2024 and December 31, 2023 for any such exposure.

Note 8. Net Assets

As of March 31, 2024, the Company had the authority to issue an unlimited number of Shares at $0.001 per share par value.

On June 30, 2023, the Adviser purchased 50 Shares for an aggregate purchase price of $1,000.

Since the Initial Closing Date through March 31, 2024, the Company has completed the following share issuances:

Share Issuance Date	Shares Issued	Offering Price
November 14, 2023	171,824	$3,436,474
February 13, 2024	973,655	19,473,102
Total	1,145,479	$22,909,576

The sales of the Shares were made pursuant to subscription agreements entered into by the Company with its investors. Under the terms of the subscription agreements, each investor is required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments each time the Company delivers a drawdown notice with a minimum of 10 business days’ prior notice to the date on which payment will be due.

Note 9. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023 (1)
Net investment loss per share	$(3.35)	N/A
Net decrease in net assets resulting from operations per share	$(3.35)	N/A
Weighted average shares outstanding	664,051	N/A

(1) As of March 31, 2023, there were no shares issued and outstanding.

Note 10. Tax Matters

The Company intends to comply with the provisions of the Code applicable to RICs for future taxable years. The Company did not qualify to elect treatment as a RIC for the current period and is subject to tax as a regular corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the three months ended March 31, 2024.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities, including organizational expenses, for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforward	$1,083,069	$454,818
Organizational costs	303,978	309,189
Total	1,387,047	764,007
Valuation allowance	(1,387,047)	(764,007)
Total deferred tax assets	$—	$—
Deferred tax liabilities:
Total deferred tax liabilities	—	—
Net deferred tax assets and liabilities	$—	$—

The Company’s income tax provision consists of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Current tax (expense)/benefit:
Federal	$—	$—
State and Local	—	—
Total current tax (expense)/benefit	—	—

Deferred tax (expense)/benefit:
Federal	890,208	490,340
State and Local	496,839	273,667
Valuation allowance	(1,387,047)	(764,007)
Total deferred tax (expense)/benefit	—	—

Total income tax (expense)/benefit	$—	$—

Total income tax (expense) benefit for the Company differs from the amount computed, by applying the federal and state income tax rates to net increase (decrease) in net assets from operations for the three months ended March 31, 2024 and 2023, as follows:

	March 31, 2024	March 31, 2023(1)
Income tax benefit at federal statutory rate (21.0%)	$467,026	$—
State and local income tax benefit (estimated 11.7%, net of federal detriment)	260,654	—
Permanent book/tax differences	(104,640)	—
Valuation allowance	(623,040)	—
Total income tax (expense)/benefits	$—	$—

(1) For the three months ended March 31, 2023, there was no income tax expense or benefit recorded as the Company had no taxable  income.

At March 31, 2024, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused. Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset as of the three months ended March

31, 2024. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material.

As of March 31, 2024, the Company had a net operating loss carryforward for federal and state income tax purposes of $3,310,068. This net operating loss may be carried forward indefinitely.

As of March 31, 2024, the Company did not have any capital loss carryforward.

Note 11. Financial Highlights

The below table presents the schedule of financial highlights of the Company:

Three Months Ended
March 31, 2024 *
Per share data: (1)
Net asset value at beginning of period(2)	$5.47
Net investment loss	(3.35)
Net realized and unrealized gains (losses)	—
Net decrease in net assets resulting from operations	(3.35)
Issuance of common stock	13.76
Distributions declared	—
Net asset value at end of period	$15.88

Shares outstanding at end of period	1,145,529
Weighted average net assets	$9,565,502
Weighted average shares outstanding	664,051
Total return based on net asset value (3)	190.33%

Supplemental Data/Ratio:
Net assets at end of period	$18,190,088
Ratio of total expenses to average net assets (4)	113.24%
Ratio of net expenses after waivers to average net assets (4)	103.11%
Ratio of net investment loss to average net assets (4)	(93.51)%
Portfolio turnover (5)	—%
*	Financial highlights are not required from the Inception Date to March 31, 2023, as there were no shareholders during this period.
(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions declared, as applicable, which reflects the actual amount per share for the applicable period.
(2)	Not meaningful given the timing and amount of the Company’s first capital call.
(3)	Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s distribution reinvestment plan. The calculation is not meaningful given the net asset value at beginning of period is not meaningful.
(4)	Annualized.
(5)	Not annualized.

Note 12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the financial statements, except as disclosed below.

On April 15, 2024, the Company issued and sold 2,482,469 Shares, for an aggregate offering price of $38.9 million.

On April 26, 2024, the Company invested $8.7 million in a first lien term loan with a yield of 12.1%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Andalusian Credit Company, LLC (“ we,” “ us,” “ our,” or the “ Company”) and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2023 in “ITEM 1A. RISK FACTORS”. Actual results could differ materially from those implied or expressed in any forward-looking statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of Russia’s large-scale invasion of Ukraine, and the Israel-Hamas conflict; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this Form 10-Q and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (“SEC”), including subsequent amendments to this quarterly report on Form 10-Q and current reports on Form 8-K.

Summary of Risk Factors

An investment in the Company’s limited liability company interests (“Shares”) involves significant risks. The risk factors described below are a summary of the principal risk factors associated with an investment in the Shares. These are not the only risks the Company faces. This summary should be read closely together with the risk factors set forth in the Company’s Annual Report on Form 10-K and other reports and documents the Company files with the SEC.

●	The Company is a new company with a limited operating history.
●	The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act, which imposes numerous restrictions on the activities of the Company, including restrictions on leverage and on the nature of its investments.
●	There can be no assurance the Company will be able to obtain leverage. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities, including, but not limited to, Andalusian Credit Partners, LLC’s (“ACP,” in such capacity, the “Adviser”) incentives in determining to pursue more volatile investments, which could cause a reduction of the rate of return for investors in the event that the Company’s investments have not performed well.
●	The Company invests primarily in privately-held companies for which very little public information exists. Such companies are also generally more vulnerable to economic downturns and may experience substantial variations in operating results.

●	The Company invests in privately-held companies and securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They will also be difficult to value and are illiquid.
●	Defaults by portfolio companies will harm the Company’s operating results.
●	An investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company.
●	An investment in our Shares is not suitable for you if you might need access to the money you invest in the foreseeable future.
●	If you are unable to sell your Shares, you will be unable to reduce your exposure on any market downturn.
●	Our Shares are not currently listed on an exchange and given that we have no current intention of pursuing any such listing, it is unlikely that a secondary trading market will develop for our Shares. The purchase of our Shares is intended to be a long-term investment.
●	Our distributions may be funded from unlimited amounts of offering proceeds or borrowings, which may constitute a return of capital (i.e., a distribution funded solely by investors’ Capital Contributions (as defined herein)) and reduce the amount of capital available to us for investment. Any capital returned to you through distributions will be distributed after payment of fees and expenses.
●	The Company is subject to risks associated with the current interest rate environment and to the extent the Company uses debt to finance its investments, changes in interest rates will affect the cost of capital and net investment income.
●	The discontinuation of the London Interbank Offered Rate (“LIBOR”) may adversely affect the Company’s business and results of operations.
●	The Company depends on the Adviser for its success and upon its access to investment professionals.
●	The Company operates in a highly competitive market for investment opportunities.
●	The Company’s debt investments may be risky and could result in the loss of all or part of its investments.
●	There is no public market for the Shares.
●	There are restrictions on holders of the Shares.
●	There is a risk that investors may not receive distributions.
●	There is a risk that a Member (as defined herein) may default on its obligations to fund Capital Contributions, which can adversely affect the Company and its Members.
●	The Company is operating in a period of capital markets disruption and economic uncertainty.
●	The Company’s regulatory structure as a BDC and expected tax status as a regulated investment company (a “RIC”) could limit certain of the Company’s investments or negatively affect the Company’s investment returns.
●	Future changes in laws or regulations and conditions in the Company’s operating areas could have an adverse impact on the Company.

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

Overview

The Company was formed on October 17, 2022, as a limited liability company under the laws of the State of Delaware. We have been formed to provide Members with access to a portfolio of investments in the equity or debt of private U.S. companies or public companies with less than $250 million in market capitalization.

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

Revenues

We generate revenue in the form of interest income and fees primarily from senior secured loans with some capital appreciation through nominal equity co-investments. In some cases, our debt investments may pay interest in-kind, or PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we expect to receive will be directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases. As of March 31, 2024, the Company has invested $19,780,275 in two portfolio companies.

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

In any period, our interest expense will depend largely on the extent of our borrowings and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

Portfolio and Investment Activity

Below is a summary of certain characteristics of our investment portfolio as of March 31, 2024:

Number of investments	4
Number of portfolio companies	2
Percentage of total investment fair value
First-lien debt	100.0%
Percentage of debt investment fair value
Floating rate (1)	100.0%
Fixed interest rate	—%
Weighted Average Yield (2)	11.8%

(1)	Primarily subject to interest rate floors.
(2)

Weighted average yield is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees or present value adjustments.

The weighted average yield of our accruing debt and income producing securities is not the same as a return on investment for our Members but, rather, relates to our investment portfolio and is calculated before the payment of all of our and any of our subsidiaries’ fees and expenses. The weighted average yield is computed using the effective interest rates as of each respective date, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

We view active portfolio monitoring as a vital part of our investment process. We consider board observation rights, where appropriate, regular dialogue with company management and sponsors or independent shareholders and detailed, internally-generated monitoring reports to be critical to our performance. ACP has developed a monitoring template that is designed to reasonably ensure compliance with these standards. This template will be used by ACP as a tool to assess investment performance relative to our plan. In addition, we anticipate that our portfolio companies will often rely on ACP to provide them with financial and capital markets advice and expertise.As part of the monitoring process, ACP regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by ACP and its affiliates. It is based on the following categories, which we refer to as ACP’s internal performance ratings:

●	Grade 1: Investments in portfolio companies whose performance is substantially within or above ACP’s expectations and whose risk factors are neutral to favorable to those at the time of the original investment or subsequent restructuring. All investments will initially be graded as a 1.

●	Grade 2: Investments in portfolio companies whose performance is below ACP’s expectations and that require closer monitoring; however, the adverse impact may be deemed temporary, and the most likely outcome is that no loss of investment return (interest and/or dividends) or principal is expected.
●	Grade 3: Investments in portfolio companies whose performance is below ACP’s expectations and for which risk has increased materially since origination or subsequent restructuring. Some loss of investment return is likely, but no loss of principal is expected. Companies graded 3 generally present a higher risk of liquidity pressure and/or covenant breach over the next six to twelve months. These investments will be added to ACP’s “watch list.” Investment teams will research any areas of concern with the objective of early intervention with the company.
●	Grade 4: Investments in portfolio companies whose performance is materially below ACP’s expectations where business trends have deteriorated and risk factors have increased substantially since the original investment or subsequent restructuring, potentially resulting in a breach of covenants or other event of default. Investments graded 4 are those for which some loss of principal or invested capital is likely. For these investments, our investment teams review the loans on a bi-monthly basis and, where possible, pursue workout actions that achieve an early resolution to avoid further deterioration.

ACP monitors and, when appropriate, changes the performance ratings assigned to each debt investment in our portfolio. ACP reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the internal performance ratings assigned as of March 31, 2024.

		Percent of Fair
	Fair Value	Value
Grade 1	$19,780,275	100.0%
Grade 2	—	—
Grade 3	—	—
Grade 4	—	—
Total	$19,780,275	100.0%

Results of Operations

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful. The net decrease in net assets resulting from operations as of March 31, 2024 is due to a net investment loss of $2,223,930 in the early stage of the Company’s operations.

Investment Income

We generate revenues primarily in the form of interest income from the investments we hold and cash equivalents. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Additionally, although we were initially capitalized on June 30, 2023, we commenced operations and began investing activities in November 2023. We generated $228,254 of investment income from interest income for the three months ended March 31, 2024. There was no investment income for the three months ended March 31, 2023.

Expenses

Expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Management fees	$1,445,704	$—
Offering costs	319,799	—
Professional fees	263,766	—
Administration fees	242,003	—
Interest expense and credit facility fees	116,840	—
Board fees	107,500	—
Audit fees	71,250	—
Organizational expenses	—	270,167
General and administrative expenses	126,273	—
Total expenses	2,693,135	270,167
Management fee waiver	(240,951)	—
Net Operating Expenses	$2,452,184	$270,167

Selected Financial Data

The following table below sets forth our financial data for the three months ended March 31, 2024:

Three Months Ended
March 31, 2024
Statement of Operations Data
Income
Total investment income	$228,254
Expenses
Total operating expenses	2,693,135
Management fee waiver	(240,951)
Net operating expenses	2,452,184
Net investment income (loss) before income taxes	(2,223,930)
Total net realized and unrealized gain (loss)	—
Net increase (decrease) in net assets resulting from operations	$(2,223,930)

Net increase (decrease) in net assets resulting from operations
Earnings per share – basic and diluted of Share	$(3.35)

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

Financial Condition, Liquidity and Capital Resources

We intend to generate cash primarily from the net proceeds of the Private Offering and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We also intend to fund a portion of our investments through borrowings from banks and issuances of senior securities. Our primary use of cash will be investments in portfolio companies, payments of our expenses, payment of cash distributions to our Members and any repurchases of our Shares under our discretionary share repurchase program.

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

Cash and cash equivalents as of March 31, 2024 are expected to be sufficient for our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities including drawdowns on capital commitments and fundings from the CIBC Credit Facility. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

As of March 31, 2024 and December 31, 2023, we had $1,269,531 and $1,011,952 in cash and cash equivalents, respectively. During the three months ended March 31, 2024, we used $21,198,159 in cash for operating activities, primarily to fund new investments. Cash provided by financing activities was $21,455,738 for the three months ended March 31, 2024, which was primarily the result of proceeds from issuance of Shares.

Net Assets

Share Issuances

We have the authority to issue an unlimited number of Shares, par value $0.001 per Share.

On June 30, 2023, the Adviser purchased 50 Shares for an aggregate purchase price of $1,000.

Since the Initial Closing Date through March 31, 2024, the Company has completed the following share issuances:

Share Issuance Date	Shares Issued	Offering Price
November 14, 2023	171,824	$3,436,474
February 13, 2024	973,655	19,473,102
Total	1,145,479	$22,909,576

The sales of the Shares were made pursuant to subscription agreements entered into by the Company with its investors. Under the terms of the subscription agreements, each investor is required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments each time the Company delivers a drawdown notice with a minimum of 10 business days’ prior notice to the date on which payment will be due.

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

During the three months ended March 31, 2024, we did not repurchase any of our Shares.

Debt

Aggregate Borrowings

As of March 31, 2024, the Company had $2,500,000 in outstanding debt obligations. The Company had no borrowings as of December 31, 2023.

For the three months ended March 31, 2024, the Company incurred $116,840 in interest expense and credit facility fees. For the three months ended March 31, 2023, the Company had no borrowings and did not incur any interest expense.

Commitments and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in our balance sheet. As of the date of our accompanying unaudited financial statements, we were not party to any off-balance sheet arrangements.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

●	the Advisory Agreement;
●	the Administration Agreement; and
●	the Licensing Agreement.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. We describe additional significant accounting policies in the notes to our financial statements in addition to those discussed below. A discussion of our critical accounting policies follows.

Investment Valuation

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

Revenue Recognition

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Organizational and Offering Expenses

Organizational expenses to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Offering expenses in connection with the offering of Shares are capitalized as a deferred charge and are amortized over a twelve-month period beginning with the latter of either November 14, 2023 (Initial Closing Date) or from incurrence. These costs consist primarily of legal and other fees incurred in connection with the Company’s Private Offering of its Shares.

Income Taxes

The Company intends to elect to be treated for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code as soon as is reasonably practicable and intends to so qualify annually thereafter. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income, or capital gains distributed to shareholders as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Company’s “investment company taxable income,”. Beginning with its first tax year end treated as a RIC, the Company intends to make the requisite distributions to its members, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its members. Therefore, no provision for federal income taxes is recorded in the financial statements of the Company. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

For periods prior to the effectiveness of our RIC election, we expect to be taxed as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the three months ended March 31, 2024 and March 31, 2023.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current period. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on- going analyses of tax laws, regulations and interpretations thereof. As of March 31, 2024 and December 31, 2023, no tax expenses and no interest and penalties were incurred.

Recent Developments

On April 15, 2024, the Company issued and sold 2,482,469 Shares, for an aggregate offering price of $38.9 million.

On April 26, 2024, the Company invested $8.7 million in a first lien term loan with a yield of 12.1%.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the floating rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on any floating rate borrowings we may have in the future.

Valuation Risk

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.

As of March 31, 2024, 100.0% of our debt investments based on fair value bear interest at floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.92%. The CIBC Credit Facility bears interest at floating rates with no interest rate floor.

Based on our Statements of Assets and Liabilities as of March 31, 2024, assuming there are no changes in our investment and borrowing structure, the following table shows the approximate annualized impact on net interest income, of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$597,603	$(75,000)	$522,603
Up 200 basis points	398,402	(50,000)	348,402
Up 100 basis points	199,201	(25,000)	174,201
Down 100 basis points	(199,201)	25,000	(174,201)
Down 200 basis points	(398,402)	50,000	(348,402)
Down 300 basis points	(597,603)	75,000	(522,603)

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

Currency Risk

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

Credit Risk

We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

Inflation Risk

Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect the profitability of investments held by our products, which could impact the level of management fees and other revenues we may earn in the future.

Item 4.Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

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

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition, and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There have been no material changes since the filing of the Company’s Annual Report on Form 10-K with the SEC on March 14, 2024 to the risk factors previously disclosed therein. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Item 2.Unregistered Sales of Equity Securities and, Use of Proceeds, and Issuer Purchases of Equity Securities.

We have entered into subscription agreements with investors and expect to enter into additional subscription agreements with a number of investors in connection with the Private Offering, pursuant to which have issued and sold, and expect to continue to issue and sell, shares of our common stock under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On June 30, 2023, the Adviser purchased 50 Shares for an aggregate purchase price of $1,000.

Since the Initial Closing Date through March 31, 2024, the Company has completed the following share issuances:

Share Issuance Date	Shares Issued	Offering Price
November 14, 2023	171,824	$3,436,474
February 13, 2024	973,655	19,473,102
Total	1,145,479	$22,909,576

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

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of the Company’s managers or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.Exhibits, Financial Statement Schedules.

Number	Exhibit
3.1	Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
10.1

Credit Agreement, by and among the Company, as borrower, CIBC Bank USA, as administrative agent and letter of credit issuer, and lender from time to time party thereto, dated February 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2024).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
*	Filed Herewith.
**	Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Andalusian Credit Company, LLC

Date: May 8, 2024	By:	/s/ Aaron Kless
Aaron Kless
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Terrence W. Olson
Terrence W. Olson
Chief Financial Officer
(Principal Financial Officer)