Form 10-Q
period 2024-06-30
Andalusian Credit Company, LLC
filed 2024-08-09
CIK 1979306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2024

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

Shares of Limited Liability Company Interests, par value $0.001 per share.

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

As of August 9, 2024, the registrant had 3,627,998 Shares, $0.001 par value per Share, outstanding.

Andalusian Credit Company, LLC

Statements of Assets and Liabilities

	June 30, 2024
	(unaudited)	December 31, 2023
Assets:
Investments in non-controlled non-affiliated investments, at fair value (cost $56,684,193 and $0, respectively)	$56,710,655	$—
Cash and cash equivalents	7,053,796	1,011,952
Deferred offering expenses (Note 2)	481,507	1,121,105
Prepaid expenses and other assets	423,563	37,459
Interest receivable	655,456	—
Due from affiliate	—	17,413
Total assets	$65,324,977	$2,187,929

Liabilities:
Payable for investments purchased	$4,548,872	$—
Secured borrowings (Note 6)	3,000,000	—
Management fees payable	1,562,854	616,721
Administration fees payable	315,104	124,082
Legal fees payable	153,040	89,652
Professional fees payable	193,000	165,000
Interest and credit facility fees payable (Note 6)	65,126	—
Due to affiliate	22,768	—
Organizational expenses payable	—	132,327
Offering expenses payable	—	33,313
Accounts payable and accrued expenses	62,764	85,918
Total liabilities	$9,923,528	$1,247,013

Commitments and contingencies (Note 7)

Net assets:

Shares, par value $0.001 (3,627,998 and 171,874 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	$3,628	$172
Paid-in-capital in excess of par value	61,960,780	3,598,907
Accumulated deficit	(6,562,959)	(2,658,163)
Total net assets	$55,401,449	$940,916
Total liabilities and net assets	$65,324,977	$2,187,929
Net asset value per share	$15.27	$5.47	(1)
(1)	Not meaningful given timing and amount of the Company’s first capital call.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Operations

(unaudited)

	Three months ended	Three months ended			Six months ended	Six months ended
	June 30, 2024	June 30, 2023			June 30, 2024(1)	June 30, 2023
Investment Income:
Interest income	$975,873		$—		$1,138,311		$—
Interest from cash and cash equivalents	233,184		—		299,000		—
Other income	7,015		—		7,015		—
Total investment income	1,216,072		—		1,444,326		—

Expenses:
Management fees	$1,875,424		$—		$3,321,128		$—
Offering expenses	319,799		—		639,598		—
Administration fees	315,104		—		557,107		—
Professional fees	306,185		—		641,201		—
Interest expense and credit facility fees	163,907		—		280,747		—
Board fees	107,500		—		215,000		—
Organizational expenses (Note 2)	—		183,619		—		453,786
General and administrative expenses	148,051		—		274,324		—
Total operating expenses	3,235,970		183,619		5,929,105		453,786
Management fee waiver	(312,570)		—		(553,521)		—
Net operating expenses	2,923,400		183,619		5,375,584		453,786
Net investment loss	(1,707,328)		(183,619)		(3,931,258)		(453,786)

Net realized and unrealized gains (losses) on investment transactions:
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	26,462		—		26,462		—
Net realized and unrealized gains (losses)	26,462		—		26,462		—
Net decrease in net assets resulting from operations	$(1,680,866)		$(183,619)		$(3,904,796)		$(453,786)

Per share data:
Net investment loss per share	$(0.53)	$	N/A	(2)	$(2.00)	$	N/A	(2)
Net decrease in net assets resulting from operations per share	$(0.52)	$	N/A	(2)	$(1.99)	$	N/A	(2)
Weighted average shares outstanding	3,246,080		N/A	(2)	1,965,765		N/A	(2)
(1)	Certain items have been reclassified in prior quarters to conform with the current quarter presentation.
(2)	Not applicable as the Company had not commenced operations.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Changes in Net Assets

(unaudited)

	Common Stock		Paid in Capital	Distributable
	Shares	Par Amount	in Excess of Par	Earnings (Loss)	Total Net Assets
Balance at March 31, 2023	—	$—	$—	$(411,789)	$(411,789)

Operations:
Net investment income (loss)	—	—	—	(183,619)	(183,619)
Net realized and unrealized gain (loss) on investments	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations	—	—	—	(183,619)	(183,619)

Capital transactions:
Proceeds from issuance of shares	50	—	1,000	—	1,000
Net increase (decrease) in net assets resulting from capital share transactions	50	—	1,000	—	1,000
Total increase (decrease) for the three months ended June 30, 2023	50	—	1,000	(183,619)	(182,619)
Balance at June 30, 2023	50	$—	$1,000	$(595,408)	$(594,408)

	Common Stock		Paid in Capital	Distributable
	Shares	Par Amount	in Excess of Par	Earnings (Loss)	Total Net Assets
Balance at March 31, 2024	1,145,529	$1,146	$23,071,035	$(4,882,093)	$18,190,088

Operations:
Net investment income (loss)	—	—	—	(1,707,328)	(1,707,328)
Net realized and unrealized gain (loss) on investments	—	—	—	26,462	26,462
Net increase (decrease) in net assets resulting from operations	—	—	—	(1,680,866)	(1,680,866)

Capital transactions:
Proceeds from issuance of shares	2,482,469	2,482	38,889,745	—	38,892,227
Net increase (decrease) in net assets resulting from capital share transactions	2,482,469	2,482	38,889,745	—	38,892,227
Total increase (decrease) for the three months ended June 30, 2024	2,482,469	2,482	38,889,745	(1,680,866)	37,211,361
Balance at June 30, 2024	3,627,998	$3,628	$61,960,780	$(6,562,959)	$55,401,449

	Common Stock		Paid in Capital	Distributable
	Shares	Par Amount	in Excess of Par	Earnings (Loss)	Total Net Assets
Balance at December 31, 2022	—	$—	$—	$(141,622)	$(141,622)

Operations:
Net investment income (loss)	—	—	—	(453,786)	(453,786)
Net realized and unrealized gain (loss) on investments	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations	—	—	—	(453,786)	(453,786)

Capital transactions:
Proceeds from issuance of shares	50	—	1,000	—	1,000
Net increase (decrease) in net assets resulting from capital share transactions	50	—	1,000	—	1,000
Total increase (decrease) for the six months ended June 30, 2023	50	—	1,000	(453,786)	(452,786)
Balance at June 30, 2023	50	$—	$1,000	$(595,408)	$(594,408)

	Common Stock		Paid in Capital	Distributable
	Shares	Par Amount	in Excess of Par	Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	171,874	$172	$3,598,907	$(2,658,163)	$940,916

Operations:
Net investment income (loss)	—	—	—	(3,931,258)	(3,931,258)
Net realized and unrealized gain (loss) on investments	—	—	—	26,462	26,462
Net increase (decrease) in net assets resulting from operations	—	—	—	(3,904,796)	(3,904,796)

Capital transactions:
Proceeds from issuance of shares	3,456,124	3,456	58,361,873	—	58,365,329
Net increase (decrease) in net assets resulting from capital share transactions	3,456,124	3,456	58,361,873	—	58,365,329
Total increase (decrease) for the six months ended June 30, 2024	3,456,124	3,456	58,361,873	(3,904,796)	54,460,533
Balance at June 30, 2024	3,627,998	$3,628	$61,960,780	$(6,562,959)	$55,401,449

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Cash Flows

(unaudited)

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(3,904,796)	$(453,786)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(56,760,508)	—
Proceeds from principal repayments	102,105	—
Net change in unrealized (appreciation) depreciation on investments	(26,462)	—
Amortization of premium and accretion of discount, net	(25,790)	—
Amortization of deferred offering expenses	639,598	—
Amortization of deferred financing costs	158,889	—
Changes in operating assets and liabilities:
Interest receivable	(655,456)	—
Prepaid expenses and other assets	(14,881)	—
Due from affiliate	17,413	—
Payable for investments purchased	4,548,872	—
Management fees payable	946,133	—
Professional fees payable	28,000	—
Organizational expenses payable	(132,327)	198,464
Administration fees payable	191,022	—
Legal fees payable	63,388	—
Due to affiliate	22,768	274,874
Accounts payable and accrued expenses	(23,154)	—
Net cash provided by (used in) operating activities	(54,825,186)	19,552

Cash flows from financing activities:
Proceeds from issuance of shares	58,365,329	1,000
Offering expenses paid	(33,313)	(19,552)
Borrowings on debt	5,500,000	—
Repayments of debt	(2,500,000)	—
Debt issuance costs paid	(464,986)	—
Net cash provided by (used in) financing activities	60,867,030	(18,552)
Net increase in cash	6,041,844	1,000
Cash and cash equivalents, beginning of year	1,011,952	—
Cash and cash equivalents, end of period	$7,053,796	$1,000

Supplemental and non-cash activities
Interest, including credit facility fees, paid during the period	$56,732	$—
Accrued but unpaid offering expenses	$—	$1,063,238

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Schedule of Investments

As of June 30, 2024

(unaudited)

			Reference			x	Par/	x		Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Non-controlled non-affiliated investments
Debt investments
FIRE: Finance	(5)
StrategyCorps, LLC	(6)(7)	First Lien Delayed Draw Term Loan	S+	5.25%	10.59%	06/28/30	—	$(7,278)	$(7,278)	0.0%
StrategyCorps, LLC	(6)(7)	First Lien Revolving Loan	S+	5.25%	10.59%	06/28/30	—	(15,011)	(15,011)	0.0%
StrategyCorps, LLC	(6)	First Lien Term Loan	S+	5.25%	10.59%	06/28/30	5,686,090	5,611,098	5,611,098	10.1%
								5,588,809	5,588,809	10.1%
Healthcare & Pharmaceuticals
Giving Home Health Care	(6)	First Lien Term Loan	S+	6.00%	11.32%	04/26/29	8,856,372	8,684,616	8,679,245	15.7%
								8,684,616	8,679,245	15.7%
Hotel, Gaming, & Leisure
Savory MB Stores, LLC	(6)(7)	First Lien Delayed Draw Term Loan	S+	7.00%	12.35%	05/31/29	—	(45,406)	(45,406)	(0.1)%
Savory MB Stores, LLC	(6)	First Lien Term Loan	S+	7.00%	12.35%	05/31/29	18,162,404	17,799,986	17,799,986	32.1%
								17,754,580	17,754,580	32.0%
Media: Diversified & Production
Touchtunes Music Group, LLC	(6)	First Lien Term Loan	S+	4.75%	10.09%	06/20/31	4,548,872	4,548,872	4,548,872	8.2%
								4,548,872	4,548,872	8.2%
Services: Business
ImageFirst Holdings, LLC	(6)	First Lien Term Loan	S+	4.25%	9.59%	04/27/28	7,040,414	7,024,016	7,040,414	12.7%
SAFEbuilt, LLC	(6)	First Lien Term Loan	S+	6.85%	12.18%	12/31/25	13,197,718	13,083,300	13,098,735	23.6%
								20,107,316	20,139,149	36.3%
Total debt investments								56,684,193	56,710,655	102.3%
Total non-controlled non-affiliated investments								56,684,193	56,710,655	102.3%

Cash and cash equivalents
State Street Institutional U.S. Government Money Market Fund - Premier Class	(8)(9)	Money Market Fund			5.25%			7,012,523	7,012,523	12.7%
Cash		Cash						41,273	41,273	0.1%
Total cash and cash equivalents								7,053,796	7,053,796	12.8%
Total investments and cash and cash equivalents								$63,737,989	$63,764,451	115.1%
(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of June 30, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $63,737,989 resulting in estimated gross unrealized gains and losses of $31,833 and ($5,371), respectively.

(4)	In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 6 for further information related to investments at fair value.
(5)	Finance, Insurance, and Real Estate (“FIRE”).
(6)	Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“S”) which may also contain a credit spread adjustment depending on the tenor election, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2024.
(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative amortized cost or fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(8)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 5 for further information related to investments at fair value.
(9)	The rate presented represents the annualized seven-day yield as of June 30, 2024.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Notes to Financial Statements

June 30, 2024

(unaudited)

Note 1. Organization

Organization

Andalusian Credit Company, LLC, a Delaware limited liability company (the “Company”), was formed on October 17, 2022 (“inception”). The Company is structured as an externally managed, closed-end management investment company. The Company has elected to be treated as a business development company (“BDC”) under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated as a regulated investment company (a “RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) as soon as is reasonably practicable and intends to maintain its qualification as a RIC annually thereafter. For periods prior to the effectiveness of the RIC election, the Company expects to be taxed as a corporation for U.S. federal income tax purposes.

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

The Company is conducting, on a continuous basis, a private offering (the “Private Offering”) of its limited liability company interests, par value $0.001 per share (“Shares”), to accredited investors, as defined in Regulation D under the Securities Act of 1933 as amended (the “Securities Act”) in reliance on exemptions from the registration requirements of the Securities Act. Shares will be offered for subscription continuously throughout an initial closing period and may be offered from time to time thereafter pursuant to the terms set forth in the Company’s confidential private placement memorandum (the “Memorandum”). Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Shares of the Company pursuant to a subscription agreement entered into with the Company (the “Subscription Agreement”).

The Company commenced operations contemporaneously with the initial drawdown from investors in the Private Offering which occurred on November 14, 2023 (the “Initial Closing Date”).

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

Cash and Cash Equivalents

Cash and cash equivalents may consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents are categorized as Level 1 of the fair value hierarchy. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. As of June 30, 2024 and December 31, 2023, the Company did not have any balances related to restricted cash.

Revenue Recognition

Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective dividend payment dates rather than being paid in cash and generally becomes due at a certain trigger date. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion or amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Offering expenses in connection with the offering of Shares are capitalized as a deferred charge and are amortized over a twelve-month period beginning with the latter of either the Initial Closing Date or from incurrence. These costs consist primarily of legal and other fees incurred in connection with the Company’s Private Offering of its Shares.

The Company will pay all initial organizational and offering expenses associated with the Private Offering of its Shares up to a maximum amount of 1.50% of aggregate Capital Commitments to the Company over the initial four-year period following the Initial Closing Date (the “Cap”). The Adviser will pay all organizational and offering expenses in excess of the Cap.

For the three and six months ended June 30, 2024, the Company did not incur any organizational expenses. For the three and six months ended June 30, 2024, the Company incurred $319,799 and $639,598 of offering expenses, respectively. For the three and six months ended June 30, 2023, the Company incurred $183,619 and $453,786 of organizational expenses, respectively. For the three and six months ended June 30, 2023, the Company did not incur any offering expenses. As of June 30, 2024 and December 31, 2023, $0 and $132,327 of organizational expenses remained payable, respectively. As of June 30, 2024 and December 31, 2023, $0 and $33,313 of offering expenses remained payable, respectively.

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

As of June 30, 2024, the Company had deferred financing costs of $371,223. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Statements of Operations.

For the three and six months ended June 30, 2024, the Company incurred $0 and $530,113 of financing costs, of which $88,112 and $158,890 has been amortized, respectively. The Company had no borrowings or associated costs for the three and six months ended June 30, 2023.

Expenses

Expense estimates are accrued in the period to which they relate, and adjustments are made when actual amounts are known. Costs incurred for annual subscriptions or services are generally recorded as a deferred charge and are amortized using the straight-line method over the term. Except as set forth in the Administration Agreement, the Company will bear all other expenses, including but not limited to legal, tax, auditing, compliance, consulting and other professional expenses, the Management Fee and Incentive Compensation (each as defined below), professional liability insurance and research and market data expenses.

Income Taxes

The Company intends to elect to be treated for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code as soon as is reasonably practicable and intends to so qualify annually thereafter. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income, or capital gains distributed to shareholders (“Members”) as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Company’s “investment company taxable income”. Beginning with its first tax year end treated as a RIC, the Company intends to make the requisite distributions to its Members, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its Members. Therefore, no provision for federal income taxes is recorded in the financial statements of the Company. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

For periods prior to the effectiveness of our RIC election, we expect to be taxed as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the six months ended June 30, 2024 and June 30, 2023.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current period. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. As of June 30, 2024 and December 31, 2023, no tax expenses and no interest and penalties were incurred.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company has concluded that this guidance will not have a material impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures. This guidance enhances the transparency and decision usefulness of income tax disclosures. The effective date for the amendments in ASU 2023-09 are for fiscal years beginning after December 15, 2024. Management is currently evaluating the impact of the guidance on the Company’s financial statements and disclosures.

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

For the three and six months ended June 30, 2024, the Company incurred Management Fees of $1,562,854 and $2,767,607, net of Management Fee waivers of $312,570 and $553,521, respectively. For the three and six months ended June 30, 2023, the Company did not incur Management Fees. As of June 30, 2024 and December 31, 2023, the Company recorded Management Fees payable of $1,562,854 and $616,721, respectively.

Incentive Compensation

Incentive Compensation will be payable by the Company to the Adviser and will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Compensation is based on a percentage of the Company’s income (an “Income Incentive Fee”) and a portion is based on a percentage of the Company’s capital gains (the “Capital Gains Incentive Fee”).

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

For the three and six months ended June 30, 2024 and June 30, 2023, the Company did not incur any Income Incentive Fees.

Capital Gains Incentive Fee

The Capital Gains Incentive Fee is payable at the end of each calendar year in arrears and equals (i) 15% of the Company’s realized capital gains as of the end of the fiscal year prior to a Liquidity Event (as defined below), and (ii) 20% of the Company’s realized capital gains as of the end of the fiscal year after a Liquidity Event. A “Liquidity Event” may include (1) an initial public offering (“IPO”), (2) an Exchange Listing or (3) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of Shares, in each case for consideration of either cash and/or publicly listed securities of the acquirer. In determining the Capital Gains Incentive Fee payable to the Adviser, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the Capital Gains Incentive Fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments.

If an Exchange Listing occurs on a date other than the first day of a fiscal year, a Capital Gains Incentive Fee shall be calculated as of the day before the Exchange Listing, with such Capital Gains Incentive Fee paid to the Adviser following the end of the fiscal year in which the Exchange Listing occurred.

For the three and six months ended June 30, 2024 and June 30, 2023, the Company did not incur any Capital Gains Incentive Fees.

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

Under the terms of the Administration Agreement, the Administrator may retain a sub-administrator to provide certain administrative services to the Company. The Administrator has retained SS&C Technologies, Inc. as a sub-administrator to perform any or all of its obligations under the Administration Agreement.

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

For the three and six months ended June 30, 2024, the Company incurred Administration Fees of $315,104 and $557,107, respectively. For the three and six months ended June 30, 2023, the Company did not incur any Administration Fees. As of June 30, 2024 and December 31, 2023, the Company recorded Administration Fees payable of $315,104 and $124,082, respectively.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2024:

	June 30, 2024
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First Lien Term Loans	$56,684,193	$56,710,655	$26,462
Total	$56,684,193	$56,710,655	$26,462

(1)The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments based on fair value as of June 30, 2024, was as follows:

June 30, 2024
Services: Business	35.5%
Hotel, Gaming, & Leisure	31.3
Healthcare & Pharmaceuticals	15.3
FIRE: Finance	9.9
Media: Diversified & Production	8.0
Total	100.0%

The geographic composition of investments based on fair value as of June 30, 2024, was as follows:

June 30, 2024
United States	100.0%
Total	100.0%

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

The Adviser, as the Company’s valuation designee pursuant to Rule 2a-5 under the 1940 Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. In addition to using the above inputs in investment valuations, the Adviser applies a valuation policy approved by the Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which the Company’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the six months ended June 30, 2024, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value by the above fair value hierarchy levels as of June 30, 2024. There were no investments held as of December 31, 2023.

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Term Loans	$—	$—	$56,710,655	$56,710,655
Total	$—	$—	$56,710,655	$56,710,655

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2024:

	First Lien Term Loans	Total
Fair Value as of December 31, 2023	$—	$—
Purchases	56,760,508	56,760,508
Accretion of discount and fees (amortization of premium), net	25,790	25,790
Proceeds from principal repayments	(102,105)	(102,105)
Net change in unrealized appreciation (depreciation) on investments	26,462	26,462
Balance as of June 30, 2024	$56,710,655	$56,710,655
Net change in unrealized appreciation/depreciation on Level 3 investments still held as of June 30, 2024	$26,462	$26,462

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

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2024:

	Fair Value as of	Valuation Techniques/	Unobservable	Range		Weighted
Investment Type	June 30, 2024	Methodologies	Input	Low	High	Average (1)

First Lien Term Loans	$27,892,261	Recent Transaction	Transaction Price	98.00%	100.00%	98.46%
	28,818,394	Yield Analysis	Discount Rate	8.63%	13.75%	10.95%
Total	$56,710,655
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

Secured borrowings as of June 30, 2024 were $3,000,000 and consisted of borrowings under the CIBC Credit Facility which closed on February 12, 2024 (“Effective Date”). There were no borrowings outstanding as of December 31, 2023. As of June 30, 2024, given there were no material market movements in credit spreads from February 12, 2024 through June 30, 2024, and given the underlying interest rate on any secured borrowing is based on an underlying index that resets on a periodic basis, the carrying values of the secured borrowings approximate fair value. Secured borrowings are categorized as Level 3 within the hierarchy.

The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.

Note 6. Borrowings

In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024, the Company's asset coverage was 1,946.7%. The Company did not have any borrowings outstanding as of December 31, 2023.

On the Effective Date, the Company entered into a revolving credit facility, by and among the Company, as borrower, CIBC Bank USA, as Administrative Agent and letter of credit issuer, and the financial institutions party thereto, the “CIBC Credit Facility”.

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

The Company was in compliance with all covenants and other requirements under the CIBC Credit Facility as of June 30, 2024.

As of June 30, 2024, the borrowings outstanding under the CIBC Credit Facility were $3,000,000 and the unused portion and amount available to draw were $72,000,000.

For the three and six months ended June 30, 2024, the components of interest expense and credit facility fees were as follows:

	Three months ended	Six months ended
	June 30, 2024	June 30, 2024
Interest expense	$9,869	$20,664
Facility unused commitment fee	65,927	101,194
Amortization of deferred financing costs	88,111	158,889
Total interest expense and credit facility fees	163,907	280,747
Average principal debt outstanding	$483,516	$831,818
Average interest rate	8.21%	8.27%
Effective interest rate	8.08%	8.08%

As of June 30, 2024, the components of interest and credit facility fees payable were as follows:

June 30, 2024
Interest expense payable	$2,019
Unused commitment fee payable	63,107
Total interest expense and credit facility fees payable	$65,126

Note 7. Commitments and Contingencies

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

As of June 30, 2024, the Company had the following unfunded commitments:

Company	Type of Investment	June 30, 2024
Savory MB Stores, LLC	First Lien Delayed Draw Term Loan	$4,540,601
StrategyCorps, LLC	First Lien Delayed Draw Term Loan	2,274,436
StrategyCorps, LLC	First Lien Revolving Loan	1,137,218
Total		$7,952,255

As the Company had no investments as of December 31, 2023, the Company had no unfunded commitments as of December 31, 2023.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024 and December 31, 2023, the Company is not aware of any pending or threatened litigation.

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements as of June 30, 2024 and December 31, 2023 for any such exposure.

Note 8. Net Assets

Unregistered Sales of Equity Securities

As of June 30, 2024, the Company had the authority to issue an unlimited number of Shares at $0.001 par value per share. Since inception through June 30, 2024, the Company has completed the following share issuances.

Share Issuance Date	Shares Issued	Proceeds Received
June 30, 2023	50	$1,000
November 14, 2023	171,824	3,436,474
February 13, 2024	973,655	19,473,102
April 15, 2024	2,482,469	38,892,227
Total	3,627,998	$61,802,803

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

For the three and six months ended June 30, 2024, the Company issued 2,482,469 and 3,456,124 shares at an average price of $15.67 and $16.89 through the Private Offering, resulting in gross proceeds to the Company of $38,892,227 and $58,365,329, respectively.

For the three and six months ended June 30, 2023, the Company issued 50 shares to the Adviser at a price of $20.00 resulting in gross proceeds to the Company of $1,000.

As of June 30, 2024 and December 31, 2023, the Company had 3,627,998 and 171,874 shares outstanding, respectively.

As of June 30, 2024 and December 31, 2023, the Company had received Capital Commitments of $504,166,888 and $380,519,213, respectively.

There were no dividends declared or reinvested from inception through June 30, 2024.

Share Repurchases; Liquidity Event

Prior to a Liquidity Event, and subject to market conditions and the Board’s commercially reasonable judgment, the Company may from time to time offer to repurchase Shares pursuant to written tenders by Members.

No Member has the right to require the Company to redeem his, her or its Shares. If a Liquidity Event has not occurred by May 20, 2027, the Board will use best efforts to commence quarterly repurchases of Shares with the first quarterly repurchase offer commencing on the first business day of the first full calendar quarter following May 20, 2027 or otherwise provide liquidity over a commercially reasonable period of time such that all investors who wish to liquidate their investment may do so.

During the six months ended June 30, 2024 the Company did not repurchase any Shares.

Note 9. Earnings Per Share

The Company computes earnings per share in accordance with ASC 260. Basic and diluted earnings per share was calculated by dividing net decrease in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023 (1)	June 30, 2024	June 30, 2023 (1)
Net decrease in net assets resulting from operations per share	$(1,680,866)	N/A	$(3,904,796)	N/A
Weighted average shares outstanding	3,246,080	N/A	1,965,765	N/A
Basic and diluted loss per share	$(0.52)	N/A	$(1.99)	N/A

(1) Not meaningful as the Adviser was the sole Member during this period.

Note 10. Tax Matters

The Company intends to comply with the provisions of the Code applicable to RICs for future taxable years. The Company did not qualify to elect treatment as a RIC for the current period and expects to be subject to tax as a regular corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the six months ended June 30, 2024.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities, including organizational expenses, for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforward	$1,533,627	$454,818
Organizational expenses	298,767	309,189
Total	1,832,394	764,007
Valuation allowance	(1,832,394)	(764,007)
Total deferred tax assets	—	—
Deferred tax liabilities:
Total deferred tax liabilities	—	—
Net deferred tax assets and liabilities	$—	$—

The Company’s income tax provision consists of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Current tax (expense)/benefit:
Federal	$—	$—
State and Local	—	—
Total current tax (expense)/benefit	—	—

Deferred tax (expense)/benefit:
Federal	1,176,032	490,340
State and Local	656,362	273,667
Total	1,832,394	764,007
Valuation allowance	(1,832,394)	(764,007)
Total deferred tax (expense)/benefit	—	—

Total income tax (expense)/benefit	$—	$—

Total income tax (expense) benefit for the Company differs from the amount computed, by applying the federal and state income tax rates to net increase (decrease) in net assets from operations for the six months ended June 30, 2024 and 2023, as follows:

	June 30, 2024	June 30, 2023(1)
Income tax benefit at federal statutory rate (21%)	$820,007	$—
State and local income tax benefit (estimated 11.7%, net of federal detriment)	457,659	—
Permanent book/tax differences.	(209,279)	—
Valuation allowance	(1,068,387)	—
Total income tax (expense)/benefits	$—	$—

(1) For the six months ended June 30, 2023, there was no income tax expense or benefit recorded as the Company had no taxable  income.

At June 30, 2024, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused. Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset as of June 30, 2024. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material.

As of June 30, 2024, the Company had a net operating loss carryforward for federal and state income tax purposes of $4,687,061. This net operating loss may be carried forward indefinitely.

As of June 30, 2024, the Company did not have any capital loss carryforward.

Note 11. Financial Highlights

The below table presents the schedule of financial highlights of the Company for the six months ended June 30, 2024:

Six months ended
June 30, 2024 *
Per share data: (1)
Net asset value at beginning of period (2)	$5.47
Net investment loss	(2.00)
Net realized and unrealized gains (losses)	0.01
Net decrease in net assets resulting from operations	(1.99)
Issuance of Shares	11.79
Distributions declared	—
Net asset value at end of period	$15.27

Shares outstanding at end of period	3,627,998
Weighted average net assets	$24,844,151
Weighted average shares outstanding	1,965,765
Total return based on net asset value (3)	179.22%

Supplemental Data/Ratio:
Net assets at end of period	$55,401,449
Ratio of total expenses to average net assets (4)	47.99%
Ratio of net expenses after waivers to average net assets (4)	43.51%
Ratio of net investment loss to average net assets (5)	(31.82)%
Portfolio turnover (4)	0.53%
*	Financial highlights are not required from inception to June 30, 2023, as the Advisor was the sole Member during this period.
(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions declared, as applicable, which reflects the actual amount per share for the applicable period.
(2)	Not meaningful given the timing and amount of the Company’s first capital call.
(3)	Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s distribution reinvestment plan. The calculation is not meaningful given the net asset value at beginning of period is not meaningful.
(4)	Annualized.
(5)	Not annualized.

Note 12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the financial statements.

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

●	The Company has a limited operating history.
●	The Company has elected to be regulated as a business development company (“BDC”) under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”), which imposes numerous restrictions on the activities of the Company, including restrictions on leverage and on the nature of its investments.
●	The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities, including, but not limited to, Andalusian Credit Partners, LLC’s (“ACP,” in such capacity, the “Adviser”) incentives in determining to pursue more volatile investments, which could cause a reduction of the rate of return for investors in the event that the Company’s investments have not performed well.
●	The Company invests primarily in privately-held companies for which very little public information exists. Such companies are also generally more vulnerable to economic downturns and may experience substantial variations in operating results.

●	The Company invests in privately-held companies and securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They will also be difficult to value and are illiquid.
●	Defaults by portfolio companies will harm the Company’s operating results.
●	An investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company.
●	An investment in our Shares is not suitable for you if you might need access to the money you invest in the foreseeable future.
●	If you are unable to sell your Shares, you will be unable to reduce your exposure on any market downturn.
●	Our Shares are not currently listed on an exchange and given that we have no current intention of pursuing any such listing, it is unlikely that a secondary trading market will develop for our Shares. The purchase of our Shares is intended to be a long-term investment.
●	Our distributions may be funded from unlimited amounts of offering proceeds or borrowings, which may constitute a return of capital (i.e., a distribution funded solely by investors’ Capital Commitments (as defined herein)) and reduce the amount of capital available to us for investment. Any capital returned to you through distributions will be distributed after payment of fees and expenses.
●	The Company is subject to risks associated with the current interest rate environment and to the extent the Company uses debt to finance its investments, changes in interest rates will affect the cost of capital and net investment income.
●	The discontinuation of the London Interbank Offered Rate (“LIBOR”) may adversely affect the Company’s business and results of operations.
●	The Company depends on the Adviser for its success and upon its access to investment professionals.
●	The Company operates in a highly competitive market for investment opportunities.
●	The Company’s debt investments may be risky and could result in the loss of all or part of its investments.
●	There is no public market for the Shares.
●	There are restrictions on holders of the Shares (“Members”).
●	There is a risk that investors may not receive distributions.
●	There is a risk that a Member may default on its obligations to fund Capital Commitments, which can adversely affect the Company and its Members.
●	The Company is operating in a period of capital markets disruption and economic uncertainty.
●	The Company’s regulatory structure as a BDC and expected tax status as a regulated investment company (a “RIC”) could limit certain of the Company’s investments or negatively affect the Company’s investment returns.
●	Future changes in laws or regulations and conditions in the Company’s operating areas could have an adverse impact on the Company.

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

As of June 30, 2024, the Company received Capital Commitments of $504,166,888 of which $442,213,225 was undrawn. As of June 30, 2024, the Company has issued 3,627,998 Shares, for gross proceeds of $61,802,803.

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

Revenues

We generate revenue in the form of interest income and fees primarily from senior secured loans with some capital appreciation through nominal equity co-investments. In some cases, our debt investments may pay interest in-kind, or PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we expect to receive will be directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases. As of June 30, 2024, the Company has invested $56,760,508 in six portfolio companies.

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

We will bear all other costs and expenses of the Company’s operations and transactions, including legal, accounting, tax, auditing, consulting and other professional expenses (including, without limitation, expenses relating to establishing reputation and public relations in connection with self-sourced lending or other financial transactions); the Management Fee and Incentive Compensation; professional liability insurance (including costs relating to managers’ and officers’ liability insurance and errors and omissions insurance); research and market data expenses; interest on indebtedness; custodial fees; bank service fees; investment-related fees and expenses (such as third-party sourcing fees, fees and expenses of legal and other professionals, due diligence expenses and travel, lodging and meal expenses) related to the analysis, purchase or sale of investments, whether or not the investments are consummated; expenses related to special purpose vehicles (“SPVs”) organized to hold certain Company investments; interest payable on debt, if any, incurred to finance the Company’s investments; other expenses related to the purchase, monitoring, sale, settlement, custody or transmittal of Company assets (directly or through trading affiliates) as will be determined by the Adviser, Administrator, and Sub-Administrator or an affiliate thereof, as applicable, in its sole discretion (including costs associated with systems and software used in connection with investment-related activities); costs of reporting to Members and investor meetings; administration fees and expenses charged by any third-party provider of administration services; entity-level taxes; offering expenses (subject to a Cap of 1.50% of aggregate Capital Commitments to the Company over the initial four-year period following November 14, 2023 (the “Initial Closing Date”)) including any expenses relating to the offer, transfer, sale and marketing of Shares (including all expenses incurred in connection with an initial public offering (“IPO”)); filing fees and expenses; Federal and state registration fees and expenses; regulatory and compliance fees and expenses of the Company (including with respect to any registration activities of the Company); costs of winding up and liquidating the Company; costs associated with ensuring compliance with the applicable BDC and RIC requirements, including, but not limited to, costs incurred in connection with the organization of, and transfer of assets to, a private investment vehicle; expenses incurred in connection with a defaulting Member; and other expenses associated with the operation of the Company and its investment activities, including extraordinary expenses such as litigation, workout and restructuring and indemnification expenses, if any. For the avoidance of doubt, the Company will also bear its allocable share (based on invested capital) of any of the expenses listed above incurred by any SPV.

The Company will also be responsible for any ongoing costs and expenses relating to distributions paid to Members; costs of effecting sales and repurchases of the Company’s securities; allocated costs incurred by the Adviser or its affiliate in providing managerial assistance to those companies in which the Company has invested who request it; transfer agent fees; fees and expenses paid to the Company’s Independent Board members (including expenses and costs related to meetings of the Independent Board members); costs of preparing and filing reports with the SEC and other Company reporting and compliance costs, including registration and listing fees; the Company’s allocable portion of the fidelity bond; the costs of reports, proxy statements or other notices to Members, including printing and mailing costs; the costs of any Members’ meetings and communications; expenses payable under any underwriting agreement, including associated fees, expenses and any indemnification obligations; any underwriting or other expenses arising in connection with any listing on a nationally recognized stock exchange (“Exchange Listing”) or other Liquidity Event (as defined below); and all other expenses incurred by the Company in connection with maintaining its status as a BDC. A “Liquidity Event” may include (1) an IPO (2) an Exchange Listing or (3) a Sale Transaction (as defined below). A “Sale Transaction” means (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of Shares, in each case for consideration of either cash and/or publicly listed securities of the acquirer.

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We will reimburse the Adviser or such affiliates thereof for any such amounts paid on our behalf. All of the foregoing expenses will ultimately be borne by our Members.

In accordance with its operating documents and agreements, the Company bears certain research and data costs in support of its overall operations. Certain other accounts managed by the Adviser currently do not bear these expenses even though they will benefit, directly or indirectly, from the applicable products and services through participation in investments that have been analyzed with the help of such resources.

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On August 1, 2023, we received approval from ACP, as our sole initial Member, for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. Effective on August 2, 2023, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As a result, we generally will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of limited liability company interests senior to the Shares if its asset coverage, as defined in the 1940 Act, would at least be equal to 200% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage it can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity.

In any period, our interest expense will depend largely on the extent of our borrowings and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

Portfolio and Investment Activity

Below is a summary of certain characteristics of our investment portfolio as of June 30, 2024:

Number of investments	9
Number of portfolio companies	6
Percentage of total investment fair value
First-lien debt	100.0%
Percentage of debt investment fair value
Floating rate (1)	100.0%
Fixed interest rate	—%
Weighted Average Yield (2)	11.1%
(1)	Primarily subject to interest rate floors.
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

ACP monitors and, when appropriate, changes the performance ratings assigned to each debt investment in our portfolio. ACP reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the internal performance ratings assigned as of June 30, 2024.

		Percent of
	Fair Value	Fair Value
Grade 1	$56,710,655	100.0%
Grade 2	—	—
Grade 3	—	—
Grade 4	—	—
Total	$56,710,655	100.0%

Results of Operations

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful. The net decrease in net assets resulting from operations for the six months ended June 30, 2024, is due to a net investment loss of $3,931,258 in the early stage of the Company’s operations.

Investment Income

We generate revenues primarily in the form of interest income from the investments we hold and cash equivalents. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Additionally, although we were initially capitalized on June 30, 2023, we commenced operations and began investing activities in November 2023. We generated $1,216,072 and $1,444,326 of investment income primarily from interest income for the three and six months ended June 30, 2024, respectively. There was no investment income for the three and six months ended June 30, 2023.

Expenses

Expenses for the six months ended June 30, 2024 and 2023 were as follows:

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Management fees	$3,321,128	$—
Offering expenses	639,598	—
Administration fees	557,107	—
Professional fees	641,201	—
General and administrative expenses	274,324	—
Interest expense and credit facility fees	280,747	—
Board fees	215,000	—
Organizational expenses	—	453,786
Total expenses	5,929,105	453,786
Management fee waiver	(553,521)	—
Net Operating Expenses	$5,375,584	$453,786

Selected Financial Data

The following table below sets forth our financial data for the six months ended June 30, 2024 and 2023:

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Statements of Operations Data
Income
Total investment income	$1,444,326	$—
Expenses
Total operating expenses	5,929,105	453,786
Management fee waiver	(553,521)	—
Net operating expenses	5,375,584	453,786
Net investment income (loss) before income taxes	(3,931,258)	(453,786)
Total net realized and unrealized gain (loss)	26,462	—
Net increase (decrease) in net assets resulting from operations	$(3,904,796)	$(453,786)

Earnings per share – basic and diluted	$(1.99)	$ N/A

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

We may from time to time enter into credit facilities or issue debt securities. Additional financings could include additional SPVs drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. We seek to carefully consider our unfunded Capital Commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund.

Cash and cash equivalents as of June 30, 2024 are expected to be sufficient for our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities including drawdowns on capital commitments and fundings from the revolving credit facility with CIBC Bank USA (the “CIBC Credit Facility”). We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

As of June 30, 2024 and December 31, 2023, we had $7,053,796 and $1,011,952 in cash and cash equivalents, respectively. During the six months ended June 30, 2024, we used $54,825,186 in cash for operating activities, primarily to fund new investments. Cash provided by financing activities was $60,867,030 for the six months ended June 30, 2024, which was primarily the result of proceeds from issuance of Shares.

Net Assets

Share Issuances

As of June 30, 2024, the Company had the authority to issue an unlimited number of Shares at $0.001 par value per share.

Since inception through June 30, 2024, the Company has completed the following share issuances:

Share Issuance Date	Shares Issued	Proceeds Received
June 30, 2023	50	$1,000
November 14, 2023	171,824	3,436,474
February 13, 2024	973,655	19,473,102
April 15, 2024	2,482,469	38,892,227
Total	3,627,998	$61,802,803

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

For the three and six months ended June 30, 2024, the Company issued 2,482,469 and 3,456,124 Shares at an average price of $15.67 and $16.89 through the Private Offering, resulting in gross proceeds to the Company of $38,892,227 and $58,365,329, respectively. For the three and six months ended June 30, 2023, the Company issued 50 Shares to the Adviser at a price of $20.00 resulting in gross proceeds to the Company of $1,000.

As of June 30, 2024 and December 31, 2023, the Company had 3,627,998 and 171,874 Shares outstanding, respectively.

As of June 30, 2024 the Company has received capital commitments of $504,166,888 of which $442,213,225 was undrawn. As of December 31, 2023, the Company had received capital commitments of $380,519,213 of which $377,079,446 was undrawn.

There were no dividends declared or reinvested from inception through June 30, 2024.

Share Repurchases; Liquidity Event

Prior to a Liquidity Event, and subject to market conditions and the Board’s commercially reasonable judgment, the Company may from time to time offer to repurchase Shares pursuant to written tenders by Members.

No Member has the right to require the Company to redeem his, her or its Shares. If a Liquidity Event has not occurred by May 20, 2027, the Board will use best efforts to commence quarterly repurchases of Shares with the first quarterly repurchase offer commencing on the first business day of the first full calendar quarter following May 20, 2027 or otherwise provide liquidity over a commercially reasonable period of time such that all investors who wish to liquidate their investment may do so.

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

During the six months ended June 30, 2024, the Company did not repurchase any Shares.

Debt

Aggregate Borrowings

As of June 30, 2024, the Company had $3,000,000 in outstanding debt obligations. The Company had no borrowings as of December 31, 2023.

For the three and six months ended June 30, 2024, the Company incurred $163,907 and $280,747 in interest expense and credit facility fees, respectively. For the three and six months ended June 30, 2023, the Company had no borrowings and did not incur any interest expense.

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

As of June 30, 2024, the Company had the following unfunded commitments:

Company	Type of Investment	June 30, 2024
Savory MB Stores, LLC	First Lien Delayed Draw Term Loan	$4,540,601
StrategyCorps, LLC	First Lien Delayed Draw Term Loan	2,274,436
StrategyCorps, LLC	First Lien Revolving Loan	1,137,218
Total		$7,952,255

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

●	the Advisory Agreement;

●	the Administration Agreement; and
●	the Licensing Agreement.

In addition to the aforementioned agreements, the Company has submitted an application for exemptive relief that will permit the Company, Adviser and certain of its affiliates to co-invest with other funds managed by the Adviser and its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There is no assurance that the co-investment exemptive order will be granted by the SEC. The Company received a notice (the “Notice”) from the SEC on July 19, 2024 that the co-investment exemptive order will be granted unless the SEC orders a hearing within the timeline provided for in the Notice.

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

Offering expenses in connection with the offering of Shares are capitalized as a deferred charge and are amortized over a twelve-month period beginning with the latter of either the Initial Closing Date or from incurrence. These costs consist primarily of legal and other fees incurred in connection with the Company’s Private Offering of its Shares.

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

For periods prior to the effectiveness of our RIC election, we expect to be taxed as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the six months ended June 30, 2024 and 2023.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current period. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on- going analyses of tax laws, regulations and interpretations thereof. As of June 30, 2024 and December 31, 2023, no tax expenses and no interest and penalties were incurred.

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

As of June 30, 2024, 100.0% of our debt investments based on fair value bear interest at floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 1.56%. The CIBC Credit Facility bears interest at floating rates with no interest rate floor.

Based on our Statements of Assets and Liabilities as of June 30, 2024, assuming there are no changes in our investment and borrowing structure, the following table shows the approximate annualized impact on net interest income, of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$1,724,756	$(90,000)	$1,634,756
Up 200 basis points	1,149,837	(60,000)	1,089,837
Up 100 basis points	574,919	(30,000)	544,919
Down 100 basis points	(574,919)	30,000	(544,919)
Down 200 basis points	(1,149,837)	60,000	(1,089,837)
Down 300 basis points	(1,724,756)	90,000	(1,634,756)

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

Credit Risk

We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly-rated banking institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

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

(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

The Company did not repurchase any of its equity securities during the three months ended June 30, 2024.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of the Company’s managers or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.Exhibits

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

Andalusian Credit Company, LLC

Date: August 9, 2024	By:	/s/ Aaron Kless
Aaron Kless
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Terrence W. Olson
Terrence W. Olson
Chief Financial Officer
(Principal Financial Officer)