Form 10-Q
period 2024-09-30
Andalusian Credit Company, LLC
filed 2024-11-12
CIK 1979306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 814-01670

ANDALUSIAN CREDIT COMPANY, LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	92-2145091 (I.R.S. Employer Identification No.)

40 West, 57th Street Suite 1700 New York, New York (Address of principal executive offices)	10019 (Zip Code)

Registrant’s telephone number, including area code: (646) 989-4070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2024, the registrant had 6,529,544 Shares, $0.001 par value per Share, outstanding.

Andalusian Credit Company, LLC

Statements of Assets and Liabilities

	September 30, 2024
	(unaudited)	December 31, 2023
Assets:
Investments in non-controlled non-affiliated investments, at fair value (cost $85,554,944 and $0, respectively)	$85,992,907	$—
Cash and cash equivalents	13,989,476	1,011,952
Interest receivable	897,246	—
Prepaid expenses and other assets	218,045	37,459
Deferred offering expenses (Note 2)	158,194	1,121,105
Due from affiliate	—	17,413
Total assets	$101,255,868	$2,187,929

Liabilities:
Management fees payable	$1,521,389	$616,721
Administration fees payable	316,040	124,082
Professional fees payable	311,735	165,000
Legal fees payable	145,244	89,652
Interest and credit facility fees payable (Note 6)	60,137	—
Due to affiliate	18,730	—
Organizational expenses payable	—	132,327
Offering expenses payable	—	33,313
Accounts payable and accrued expenses	49,342	85,918
Total liabilities	$2,422,617	$1,247,013

Commitments and contingencies (Note 7)

Net assets:

Shares, par value $0.001 (6,529,544 and 171,874 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	$6,530	$172
Paid-in-capital in excess of par value	105,971,197	3,598,907
Accumulated deficit	(7,144,476)	(2,658,163)
Total net assets	$98,833,251	$940,916
Total liabilities and net assets	$101,255,868	$2,187,929
Net asset value per share	$15.14	$5.47	(1)
(1)	Not meaningful given timing and amount of Andalusian Credit Company, LLC’s (the “Company”) first capital call.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Operations

(unaudited)

	Three months	Three months		Nine months	Nine months
	ended	ended		ended	ended
	September 30, 2024	September 30, 2023		September 30, 2024(1)	September 30, 2023
Investment Income:
Interest income	$1,988,844	$—		$3,127,155	$—
Interest from cash and cash equivalents	84,677	—		383,677	—
Other fee income	7,913	—		14,928	—
Total investment income	2,081,434	—		3,525,760	—

Expenses:
Management fees	$1,826,826	$—		$5,147,954	$—
Professional fees	343,606	—		984,807	—
Offering expenses	323,314	—		962,912	—
Administration fees	316,040	—		873,147	—
Interest expense and credit facility fees	334,859	—		615,606	—
Board fees	107,500	89,810		322,500	89,810
Organizational expenses (Note 2)	—	195,873		—	649,659
General and administrative expenses	126,585	17,768		400,909	17,768
Total operating expenses	3,378,730	303,451		9,307,835	757,237
Management fee waiver	(304,278)	—		(857,799)	—
Net operating expenses	3,074,452	303,451		8,450,036	757,237
Net investment loss	(993,018)	(303,451)		(4,924,276)	(757,237)

Net realized and unrealized gains (losses) on investment transactions:
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	411,501	—		437,963	—
Net realized and unrealized gains (losses)	411,501	—		437,963	—
Net decrease in net assets resulting from operations	$(581,517)	$(303,451)		$(4,486,313)	$(757,237)

Per share data:
Net investment loss per share	$(0.22)	$ N/A	(2)	$(1.75)	$ N/A	(2)
Net decrease in net assets resulting from operations per share	$(0.13)	$ N/A	(2)	$(1.59)	$ N/A	(2)
Weighted average shares outstanding	4,511,077	N/A	(2)	2,820,395	N/A	(2)
(1)	Certain items have been reclassified in prior quarters to conform with the current quarter presentation.
(2)	Not applicable as the Company had not commenced operations.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Changes in Net Assets

(unaudited)

	Shares
	Share	Par	Paid in Capital in	Distributable
	Amount	Amount	Excess of Par	Earnings (Loss)	Total Net Assets
Balance at June 30, 2023	50	$—	$1,000	$(595,408)	$(594,408)

Operations:
Net investment income (loss)	—	—	—	(303,451)	(303,451)
Net increase (decrease) in net assets resulting from operations	—	—	—	(303,451)	(303,451)

Capital transactions:
Proceeds from issuance of shares	—	—	—	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—	—	—	—
Total increase (decrease) for the three months ended September 30, 2023	—	—	—	(303,451)	(303,451)
Balance at September 30, 2023	50	$—	$1,000	$(898,859)	$(897,859)

	Shares			Distributable
	Share	Par	Paid in Capital in	Earnings
	Amount	Amount	Excess of Par	(Loss)	Total Net Assets
Balance at June 30, 2024	3,627,998	$3,628	$61,960,780	$(6,562,959)	$55,401,449

Operations:
Net investment income (loss)	—	—	—	(993,018)	(993,018)
Net realized and unrealized gain (loss) on investments	—	—	—	411,501	411,501
Net increase (decrease) in net assets resulting from operations	—	—	—	(581,517)	(581,517)

Capital transactions:
Proceeds from issuance of shares	2,901,546	2,902	44,010,417	—	44,013,319
Net increase (decrease) in net assets resulting from capital share transactions	2,901,546	2,902	44,010,417	—	44,013,319
Total increase (decrease) for the three months ended September 30, 2024	2,901,546	2,902	44,010,417	(581,517)	43,431,802
Balance at September 30, 2024	6,529,544	$6,530	$105,971,197	$(7,144,476)	$98,833,251

	Shares
	Share	Par	Paid in Capital in	Distributable
	Amount	Amount	Excess of Par	Earnings (Loss)	Total Net Assets
Balance at December 31, 2022	—	$—	$—	$(141,622)	$(141,622)

Operations:
Net investment income (loss)	—	—	—	(757,237)	(757,237)
Net increase (decrease) in net assets resulting from operations	—	—	—	(757,237)	(757,237)

Capital transactions:
Proceeds from issuance of shares	50	—	1,000	—	1,000
Net increase (decrease) in net assets resulting from capital share transactions	50	—	1,000	—	1,000
Total increase (decrease) for the nine months ended September 30, 2023	50	—	1,000	(757,237)	(756,237)
Balance at September 30, 2023	50	$—	$1,000	$(898,859)	$(897,859)

	Shares			Distributable
	Share	Par	Paid in Capital in	Earnings
	Amount	Amount	Excess of Par	(Loss)	Total Net Assets
Balance at December 31, 2023	171,874	$172	$3,598,907	$(2,658,163)	$940,916

Operations:
Net investment income (loss)	—	—	—	(4,924,276)	(4,924,276)
Net realized and unrealized gain (loss) on investments	—	—	—	437,963	437,963
Net increase (decrease) in net assets resulting from operations	—	—	—	(4,486,313)	(4,486,313)

Capital transactions:
Proceeds from issuance of shares	6,357,670	6,358	102,372,290	—	102,378,648
Net increase (decrease) in net assets resulting from capital share transactions	6,357,670	6,358	102,372,290	—	102,378,648
Total increase (decrease) for the nine months ended September 30, 2024	6,357,670	6,358	102,372,290	(4,486,313)	97,892,335
Balance at September 30, 2024	6,529,544	$6,530	$105,971,197	$(7,144,476)	$98,833,251

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Cash Flows

(unaudited)

	Nine months	Nine months
	ended	ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(4,486,313)	$(757,237)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash (used in) provided by operating activities :
Purchases of investments	(86,206,380)	—
Proceeds from principal repayments	727,091	—
Net change in unrealized (appreciation) depreciation on investments	(437,963)	—
Amortization of premium and accretion of discount, net	(75,655)	—
Amortization of deferred offering expenses	962,912	—
Amortization of deferred financing costs	335,112	—
Changes in operating assets and liabilities:
Interest receivable	(897,246)	—
Prepaid expenses and other assets	14,415	(46,382)
Due from affiliate	17,413	—
Management fees payable	904,668	—
Professional fees payable	146,735	—
Organizational expenses payable	(132,327)	289,421
Administration fees payable	191,958	—
Legal fees payable	55,592	—
Due to affiliate	18,730	441,155
Board fees payable	—	89,810
Accounts payable and accrued expenses	(36,576)	6,015
Net cash (used in) provided by operating activities	(88,897,834)	22,782

Cash flows from financing activities:
Proceeds from issuance of shares	102,378,648	1,000
Offering expenses paid	(33,314)	(22,782)
Borrowings on debt	20,500,000	—
Repayments of debt	(20,500,000)	—
Debt issuance costs paid	(469,976)	—
Net cash (used in) provided by financing activities	101,875,358	(21,782)
Net increase in cash	12,977,524	1,000
Cash and cash equivalents, beginning of year	1,011,952	—
Cash and cash equivalents, end of period	$13,989,476	$1,000

Supplemental and non-cash activities:
Interest, including credit facility fees, paid during the period	$220,357	$—
Accrued but unpaid offering costs	$—	$(22,782)

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Schedule of Investments

As of September 30, 2024

(unaudited)

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Non-controlled non-affiliated investments
Debt investments
Capital Equipment
Komline-Sanderson Group, Inc.	(5)	First Lien Term Loan	S+	5.75%	10.74%	09/06/29	$10,763,453	$10,551,157	$10,551,157	10.7%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.75%	10.74%	09/06/29	92,056	39,729	39,729	0.0%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Revolving Loan	S+	5.75%	10.74%	09/06/29	424,873	382,951	382,951	0.4%
								10,973,837	10,973,837	11.1%

FIRE: Finance	(7)
StrategyCorps, LLC	(5)	First Lien Term Loan	S+	5.25%	10.10%	06/28/30	5,671,875	5,598,713	5,598,713	5.7%
StrategyCorps, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	10.10%	06/28/30	—	(7,278)	(7,278)	0.0%
StrategyCorps, LLC	(5)(6)	First Lien Revolving Loan	S+	5.25%	10.10%	06/28/30	—	(15,011)	(15,011)	0.0%
								5,576,424	5,576,424	5.7%
FIRE: Insurance	(7)
Accession Risk Management Group, Inc.	(5)	First Lien Term Loan	S+	4.75%	9.53%	10/30/29	51,308	51,308	51,308	0.1%
Accession Risk Management Group, Inc.	(5)	First Lien Delayed Draw Term Loan	S+	4.75%	9.69%	10/30/29	4,486,710	4,486,710	4,486,710	4.5%
World Insurance Associates, LLC	(5)	First Lien Term Loan	S+	6.00%	10.60%	04/03/28	4,538,194	4,538,194	4,538,194	4.6%
								9,076,212	9,076,212	9.2%
Healthcare & Pharmaceuticals
Giving Home Health Care	(5)	First Lien Term Loan	S+	6.00%	11.28%	04/26/29	8,745,667	8,581,603	8,614,483	8.7%
								8,581,603	8,614,483	8.7%
Hotel, Gaming, & Leisure
Savory MB Stores, LLC	(5)	First Lien Term Loan	S+	7.00%	12.35%	05/31/29	18,116,998	17,770,951	18,116,998	18.4%
Savory MB Stores, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	7.00%	12.35%	05/31/29	—	(45,406)	—	0.0%
								17,725,545	18,116,998	18.4%
Media: Diversified & Production
Touchtunes Music Group, LLC	(5)	First Lien Term Loan	S+	4.75%	9.35%	06/20/31	4,537,500	4,537,500	4,537,500	4.6%
								4,537,500	4,537,500	4.6%
Services: Business
ImageFirst Holdings, LLC	(5)	First Lien Term Loan	S+	4.25%	8.85%	04/27/28	7,022,725	7,010,043	7,022,725	7.1%
Integrity Marketing Acquisition, LLC	(5)	First Lien Term Loan	S+	5.00%	10.08%	08/27/28	9,099,366	9,009,566	9,009,566	9.1%
SAFEbuilt, LLC	(5)	First Lien Term Loan	S+	6.85%	12.05%	12/31/25	13,163,891	13,064,214	13,065,162	13.2%
								29,083,823	29,097,453	29.4%
Total debt investments								85,554,944	85,992,907	87.1%
Total non-controlled non-affiliated investments								85,554,944	85,992,907	87.1%

Cash and cash equivalents
State Street Institutional U.S. Government Money Market Fund - Premier Class	(8)(9)	Money Market Fund			4.94%			13,947,511	13,947,511	14.1%
Cash		Cash						41,965	41,965	0.0%
Total cash and cash equivalents								13,989,476	13,989,476	14.1%
Total investments and cash and cash equivalents								$99,544,420	$99,982,383	101.2%
(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of September 30, 2024, the estimated cost basis of investments and cash and cash equivalents for U.S. federal tax purposes was $99,544,420 resulting in estimated gross unrealized gains and losses of $437,963 and $0, respectively.
(4)	In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 5 for further information related to investments at fair value.
(5)	Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“S”) which may also contain a credit spread adjustment depending on the tenor election, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2024.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative amortized cost or fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(7)	Finance, Insurance, and Real Estate (“FIRE”).
(8)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 5 for further information related to investments at fair value.
(9)	The rate presented represents the annualized seven-day yield as of September 30, 2024.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Notes to Financial Statements

September 30, 2024

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

The Company is conducting, on a continuous basis, a private offering (the “Private Offering”) of its limited liability company interests, par value $0.001 per share (“Shares”), to accredited investors, as defined in Regulation D under the Securities Act of 1933 as amended (the “Securities Act”) in reliance on exemptions from the registration requirements of the Securities Act. Shares will be offered for subscription continuously throughout an initial closing period and may be offered from time to time thereafter pursuant to the terms set forth in the Company’s confidential private placement memorandum as may be amended, amended and restated, and/or supplemented from time to time (the “Memorandum”). Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Shares of the Company pursuant to a subscription agreement entered into with the Company (the “Subscription Agreement”).

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

Cash and Cash Equivalents

Cash and cash equivalents may consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents are categorized as Level 1 of the fair value hierarchy. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. As of September 30, 2024 and December 31, 2023, the Company did not have any balances related to restricted cash.

Revenue Recognition

Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective dividend payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the three and nine months ended September 30, 2024, there was no PIK interest or PIK dividends recorded. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion or amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Offering expenses in connection with the offering of Shares are capitalized as a deferred charge and are amortized over a twelve-month period beginning with the later of either the Initial Closing Date or from incurrence. These costs consist primarily of legal and other fees incurred in connection with the Company’s Private Offering of its Shares.

The Company will pay all initial organizational and offering expenses associated with the Private Offering of its Shares up to a maximum amount of 1.50% of aggregate Capital Commitments to the Company over the initial four-year period following the Initial Closing Date (the “Cap”). The Adviser will pay all organizational and offering expenses in excess of the Cap.

For the three and nine months ended September 30, 2024, the Company did not incur any organizational expenses. For the three and nine months ended September 30, 2024, the Company incurred $323,314 and $962,912 of offering expenses, respectively. For the three and nine months ended September 30, 2023, the Company incurred $195,873 and $649,659 of organizational expenses, respectively. For the three and nine months ended September 30, 2023, the Company did not incur any offering expenses. As of September 30, 2024 and December 31, 2023, $0 and $132,327 of organizational expenses remained payable, respectively. As of September 30, 2024 and December 31, 2023, $0 and $33,313 of offering expenses remained payable, respectively.

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

As of September 30, 2024, the Company had deferred financing costs of $195,001. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Statements of Operations.

For the three and nine months ended September 30, 2024, the Company incurred $0 and $530,113 of financing costs, of which $176,222 and $335,112 has been amortized, respectively. The Company had no borrowings or associated costs for the three and nine months ended September 30, 2023.

Expenses

Expense estimates are accrued in the period to which they relate, and adjustments are made when actual amounts are known. Costs incurred for annual subscriptions or services are generally recorded as a deferred charge and are amortized using the straight-line method over the term. Except as set forth in the Administration Agreement, the Company will bear all other expenses, including but not limited to legal, tax, auditing, compliance, consulting and other professional expenses, the Management Fee and Incentive Compensation (each as defined below), professional liability insurance and research and market data expenses. Generally, research and market data expenses will be allocated among the Company and other funds or accounts managed by the Adviser on a pro rata basis. However, the Adviser has authority to negotiate arrangements with other funds and accounts pursuant to which those funds and accounts will not bear such expenses, despite benefiting, directly or indirectly, from the applicable products and services by participating in investments that have been analyzed with the help of those resources. In such instances, the Company and other funds and accounts that have not entered into such arrangements with the Adviser will bear more than their respective pro rata share of the applicable expenses. The Adviser currently manages one separate account client that does not bear investment related research and data costs pursuant to such an arrangement.

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

For periods prior to the effectiveness of our RIC election, we expect to be taxed as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the nine months ended September 30, 2024 and September 30, 2023.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current period. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. As of September 30, 2024 and December 31, 2023, no tax expenses and no interest and penalties were incurred.

Functional Currency

The functional currency of the Company is the U.S. Dollar, and all transactions were in U.S. Dollars.

Earnings per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to shares by the weighted average number of shares outstanding.

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

For the three and nine months ended September 30, 2024, the Company incurred Management Fees of $1,522,548 and $4,290,155, net of Management Fee waivers of $304,278 and $857,799, respectively. For the three and nine months ended September 30, 2023, the Company did not incur Management Fees. As of September 30, 2024 and December 31, 2023, the Company recorded Management Fees payable of $1,521,389 and $616,721, respectively.

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

Prior to the occurrence of an Exchange Listing, the Company will pay the Income Incentive Fee in each calendar quarter as follows:

●	No Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;
●	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Pre-Exchange Listing Catch-Up Amount”) determined on a quarterly basis by multiplying 1.4705% (5.882% annualized) by the Company’s NAV at the beginning of each applicable calendar quarter; and
●	15% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.4705% (5.882% annualized).

On and after the occurrence of an Exchange Listing, the Company will pay the Income Incentive Fee in each calendar quarter as follows:

●	No Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;

●	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Post-Exchange Listing Catch-Up Amount”) determined on a quarterly basis by multiplying 1.5625% (6.25% annualized) by the Company’s NAV at the beginning of each applicable calendar quarter; and
●	20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.5625% (6.25% annualized).

These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases by the Company during the current quarter.

For the three and nine months ended September 30, 2024 and September 30, 2023, the Company did not incur any Income Incentive Fees.

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

For the three and nine months ended September 30, 2024 and September 30, 2023, the Company did not incur any Capital Gains Incentive Fees.

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

For the three and nine months ended September 30, 2024, the Company incurred Administration Fees of $316,040 and $873,147, respectively. For the three and nine months ended September 30, 2023, the Company did not incur any Administration Fees. As of September 30, 2024 and December 31, 2023, the Company recorded Administration Fees payable of $316,040 and $124,082, respectively.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2024:

	September 30, 2024
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First Lien Term Loans	$85,554,944	$85,992,907	$437,963
Total	$85,554,944	$85,992,907	$437,963

(1)The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments based on fair value as of September 30, 2024 was as follows:

September 30, 2024
Services: Business	33.8%
Hotel, Gaming, & Leisure	21.0
FIRE: Insurance	10.6
Capital Equipment	12.8
Healthcare & Pharmaceuticals	10.0
FIRE: Finance	6.5
Media: Diversified & Production	5.3
Total	100.0%

The geographic composition of investments based on fair value as of September 30, 2024 was as follows:

September 30, 2024
United States	100.0%
Total	100.0%

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

The Adviser, as the Company’s valuation designee pursuant to Rule 2a-5 under the 1940 Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. In addition to using the above inputs in investment valuations, the Adviser applies a valuation policy approved by the Board that is consistent with ASC 820 (“Valuation Policy”). Consistent with the Valuation Policy, the Company evaluates the source of the inputs, including any markets in which the Company’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the nine months ended September 30, 2024, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value by the above fair value hierarchy levels as of September 30, 2024. There were no investments held as of December 31, 2023.

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Investment
First Lien Term Loans	$—	$—	$85,992,907	$85,992,907
Total	$—	$—	$85,992,907	$85,992,907

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the nine months ended September 30, 2024:

	First Lien
	Term Loans	Total
Fair Value as of December 31, 2023	$—	$—
Purchases	86,206,380	86,206,380
Accretion of discount and fees (amortization of premium), net	75,655	75,655
Proceeds from principal repayments	(727,091)	(727,091)
Net change in unrealized appreciation (depreciation) on investments	437,963	437,963
Balance as of September 30, 2024	$85,992,907	$85,992,907
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of September 30, 2024	$437,963	$437,963

The Company generally uses the following framework when determining the fair value of investments that are categorized as Level 3:

The fair value of the Company’s investment portfolio for which market quotations are not readily available is determined by the Adviser’s valuation committee, subject to oversight by the Board, consistent with the Valuation Policy. In connection with that determination, investment valuations will be prepared using ranges of valuations obtained from independent valuation firms, and/or proprietary models depending on the materiality of the investments, the availability of information on the Company’s investments and the type of investment being valued, all in accordance with the Valuation Policy.

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

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2024:

		Valuation
	Fair Value as of	Techniques/	Unobservable	Range		Weighted
Investment Type	September 30, 2024	Methodologies	Input	Low	High	Average (1)

First Lien Term Loans	$15,512,031	Recent Transaction	Transaction Price	98.00%	100.00%	98.59%
	70,480,876	Yield Analysis	Discount Rate	7.43%	12.72%	9.89%
Total	$85,992,907
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

As of September 30, 2024 and December 31, 2023 there were no secured borrowings under the CIBC Credit Facility which closed on February 12, 2024 (“Effective Date”). As of September 30, 2024, given there were no material market movements in credit spreads from the Effective Date through September 30, 2024, and given the underlying interest rate on any secured borrowing is based on an underlying index that resets on a periodic basis, the carrying values of the secured borrowings approximate fair value. Secured borrowings are categorized as Level 3 within the hierarchy.

The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.

Note 6. Borrowings

In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company did not have any borrowings outstanding as of September 30, 2024 and December 31, 2023.

On the Effective Date, the Company entered into the CIBC Credit Facility, by and among the Company, as borrower, CIBC Bank USA, as Administrative Agent and letter of credit issuer, and the financial institutions party thereto.

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

The Company was in compliance with all covenants and other requirements under the CIBC Credit Facility as of September 30, 2024.

As of September 30, 2024, under the CIBC Credit Facility, the unused portion and amount available to draw was $75,000,000.

For the three and nine months ended September 30, 2024, the components of interest expense and credit facility fees were as follows:

	Three months	Nine months ended
	ended	ended
	September 30, 2024	September 30, 2024
Interest expense	$95,699	$116,363
Unused commitment fee	62,937	164,131
Amortization of deferred financing costs	176,223	335,112
Total interest expense and credit facility fees	$334,859	$615,606
Average principal debt outstanding	$4,635,870	$2,564,356
Weighted average interest rate	8.21%	8.22%
Effective interest rate	N/A	N/A

As of September 30, 2024, the components of interest and credit facility fees payable were as follows:

As of
September 30, 2024
Interest expense payable	$—
Unused commitment fee payable	60,137
Total interest expense and credit facility fees payable	$60,137

Note 7. Commitments and Contingencies

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of September 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

As of September 30, 2024, the Company had the following unfunded commitments:

		Par as of
Company	Investment	September 30, 2024
Komline-Sanderson Group, Inc.	First Lien Delayed Draw Term Loan	$5,218,858
Komline-Sanderson Group, Inc.	First Lien Revolving Loan	1,699,493
Savory MB Stores, LLC	First Lien Delayed Draw Term Loan	4,540,601
StrategyCorps, LLC	First Lien Delayed Draw Term Loan	2,274,436
StrategyCorps, LLC	First Lien Revolving Loan	1,137,218
Total(1)		$14,870,606

(1) The Adviser’s determination of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.

As the Company had no investments as of December 31, 2023, the Company had no unfunded commitments as of December 31, 2023.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024 and December 31, 2023, the Company is not aware of any pending or threatened litigation.

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements as of September 30, 2024 and December 31, 2023 for any such exposure.

Note 8. Net Assets

Unregistered Sales of Equity Securities

As of September 30, 2024, the Company had the authority to issue an unlimited number of Shares at $0.001 par value per share. Since inception through September 30, 2024, the Company has completed the following share issuances:

Share Issuance Date	Shares Issued	Proceeds Received
June 30, 2023	50	$1,000
November 14, 2023	171,824	3,436,474
February 13, 2024	973,655	19,473,102
April 15, 2024	2,482,469	38,892,227
September 3, 2024	2,901,546	44,013,319
Total	6,529,544	$105,816,122

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

For the three and nine months ended September 30, 2024, the Company issued 2,901,546 and 6,357,670 shares at an average price of $15.17 and $16.10 through the Private Offering, resulting in gross proceeds to the Company of $44,013,319 and $102,378,648, respectively.

For the three and nine months ended September 30, 2023, the Company issued 0 and 50 shares to the Adviser at a price of $20.00, resulting in gross proceeds to the Company of $0 and $1,000, respectively.

As of September 30, 2024 and December 31, 2023, the Company had 6,529,544 and 171,874 shares outstanding, respectively.

As of September 30, 2024, the Company had received Capital Commitments of $505,663,388 of which $399,578,023 was undrawn. As of December 31, 2023, the Company had received Capital Commitments of $380,519,213 of which $377,079,446 was undrawn.

There were no dividends declared or reinvested from inception through September 30, 2024.

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

During the nine months ended September 30, 2024, the Company did not repurchase any Shares.

Note 9. Earnings Per Share

The Company computes earnings per share in accordance with ASC 260. Basic and diluted earnings per share was calculated by dividing net decrease in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2024	September 30, 2023 (1)	September 30, 2024	September 30, 2023 (1)
Net decrease in net assets resulting from operations	$(581,517)	N/M	$(4,486,313)	N/M
Weighted average shares outstanding	4,511,077	N/M	2,820,395	N/M
Basic and diluted loss per share	$(0.13)	N/M	$(1.59)	N/M

(1) Not meaningful as the Adviser was the sole Member during this period.

Note 10. Tax Matters

The Company intends to comply with the provisions of the Code applicable to RICs for future taxable years. The Company did not qualify to elect treatment as a RIC for the current period and expects to be subject to tax as a regular corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the nine months ended September 30, 2024.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities, including organizational expenses, for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforward	$1,623,323	$454,818
Organizational costs	293,556	309,189
Total	1,916,879	764,007
Valuation allowance	(1,916,879)	(764,007)
Total deferred tax assets	—	—
Deferred tax liabilities:
Total deferred tax liabilities	—	—
Net deferred tax assets and liabilities	$—	$—

The Company’s income tax provision consists of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Current tax (expense)/benefit:
Federal	$—	$—
State and Local	—	—
Total current tax (expense)/benefit	—	—

Deferred tax (expense)/benefit:
Federal	1,230,254	490,340
State and Local	686,625	273,667
Total	1,916,879	764,007
Valuation allowance	(1,916,879)	(764,007)
Total deferred tax (expense)/benefit	—	—

Total income tax (expense)/benefit	$—	$—

Total income tax (expense) benefit for the Company differs from the amount computed, by applying the federal and state income tax rates to net increase (decrease) in net assets from operations for the nine months ended September 30, 2024 and 2023, as follows:

	September 30, 2024	September 30, 2023(1)
Income tax benefit at federal statutory rate (21.0%)	$942,126	$—
State and local income tax benefit (estimated 11.7%, net of federal detriment)	525,815	—
Permanent book/tax differences.	(315,069)	—
Valuation allowance	(1,152,872)	—
Total income tax (expense)/benefits	$—	$—

(1) For the nine months ended September 30, 2023, there was no income tax expense or benefit recorded as the Company had no taxable income.

At September 30, 2024, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused. Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset as of September 30, 2024. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material.

As of September 30, 2024, the Company had a net operating loss carryforward for federal and state income tax purposes of $4,961,190. This net operating loss may be carried forward indefinitely.

As of September 30, 2024, the Company did not have any capital loss carryforward.

Note 11. Financial Highlights

The below table presents the schedule of financial highlights of the Company the nine months ended September 30, 2024:

Nine months
ended
September 30, 2024 *
Per share data: (1)
Net asset value at beginning of period (2)	$5.47
Net investment loss	(1.75)
Net realized and unrealized gains (losses)	0.16
Net decrease in net assets resulting from operations	(1.59)
Issuance of Shares	11.26
Distributions declared	—
Net asset value at end of period	$15.14

Shares outstanding at end of period	6,529,544
Weighted average net assets	$43,341,426
Weighted average shares outstanding	2,820,395
Total return based on net asset value (3)	176.77%

Supplemental Data/Ratio:
Net assets at end of period	$98,833,251
Ratio of total expenses to average net assets (4)	28.69%
Ratio of net expenses after waivers to average net assets (4)	26.05%
Ratio of net investment loss to average net assets (5)	(15.18)%
Portfolio turnover (4)	2.24%
*	Financial highlights are not required from inception to September 30, 2023, as the Advisor was the sole Member during this period.
(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions declared, as applicable, which reflects the actual amount per share for the applicable period.
(2)	Not meaningful given the timing and amount of the Company’s first capital call.
(3)	Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s distribution reinvestment plan. The calculation is not meaningful given the net asset value at beginning of period is not meaningful.
(4)	Annualized.
(5)	Not annualized.

Note 12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the financial statements other than those disclosed below.

On October 7, 2024, the Company invested $5.2 million in a first lien term loan with a yield of 9.9% and committed to a $1.0 million first lien delayed draw term loan and $0.6 million first lien revolver.

On October 15, 2024, the Company committed to a $5.6 million first lien delayed draw term loan and $0.3 million first lien revolver.

On October 21, 2024, the Company received $18.4 million in connection with the repayment, at par, of all outstanding commitments to Savory MB Stores, LLC plus a prepayment premium of $0.3 million.

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

●	The Company has a limited operating history.
●	The Company has elected to be regulated as a business development company (“BDC”) under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”), which imposes numerous restrictions on the activities of the Company, including restrictions on leverage and on the nature of its investments.
●	The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities, including, but not limited to, Andalusian Credit Partners, LLC’s (“ACP,” in such capacity, the “Adviser”) incentives in determining to pursue more volatile investments, which could cause a reduction of the rate of return for investors in the event that the Company’s investments have not performed well.
●	The Company invests primarily in privately-held companies for which very little public information exists. Such companies are also generally more vulnerable to economic downturns and may experience substantial variations in operating results.

●	The Company invests in privately-held companies and securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They will also be difficult to value and are illiquid.
●	Defaults by portfolio companies will harm the Company’s operating results.
●	An investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company.
●	An investment in our Shares is not suitable for you if you might need access to the money you invest in the foreseeable future.
●	If you are unable to sell your Shares, you will be unable to reduce your exposure on any market downturn.
●	Our Shares are not currently listed on an exchange and given that we have no current intention of pursuing any such listing, it is unlikely that a secondary trading market will develop for our Shares. The purchase of our Shares is intended to be a long-term investment.
●	Our distributions may be funded from unlimited amounts of offering proceeds or borrowings, which may constitute a return of capital (i.e., a distribution funded solely by investors’ Capital Commitments (as defined herein)) and reduce the amount of capital available to us for investment. Any capital returned to you through distributions will be distributed after payment of fees and expenses.
●	The Company is subject to risks associated with the current interest rate environment and to the extent the Company uses debt to finance its investments, changes in interest rates will affect the cost of capital and net investment income.
●	The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer.
●	The Company depends on the Adviser for its success and upon its access to investment professionals.
●	The Company operates in a highly competitive market for investment opportunities.
●	The Company’s debt investments may be risky and could result in the loss of all or part of its investments.
●	There is no public market for the Shares.
●	There are restrictions on holders of the Shares (“Members”).
●	There is a risk that investors may not receive distributions.
●	There is a risk that a Member may default on its obligations to fund Capital Commitments, which can adversely affect the Company and its Members.
●	The Company is operating in a period of capital markets disruption and economic uncertainty.
●	The Company’s regulatory structure as a BDC and expected tax status as a regulated investment company (a “RIC”) could limit certain of the Company’s investments or negatively affect the Company’s investment returns.
●	Future changes in laws or regulations and conditions in the Company’s operating areas could have an adverse impact on the Company.

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

Revenues

We generate revenue in the form of interest income and fees primarily from senior secured loans with some capital appreciation through nominal equity co-investments. In some cases, our debt investments may pay interest in-kind, or PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we expect to receive will be directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases. As of September 30, 2024, the Company has invested $86,206,380 in ten portfolio companies.

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

In accordance with its operating documents and agreements, the Company bears investment related research and data costs in support of its overall operations. Generally, these expenses will be allocated among the Company and other funds or accounts managed by the Adviser on a pro rata basis. However, the Adviser has authority to negotiate arrangements with other funds and accounts pursuant to which those funds and accounts will not bear such expenses, despite benefiting, directly or indirectly, from the applicable products and services by participating in investments that have been analyzed with the help of those resources. In such instances, the Company and other funds and accounts that have not entered into such arrangements with the Adviser will bear more than their respective pro rata share of the applicable expenses. The Adviser currently manages one separate account client that does not bear investment related research and data costs pursuant to such an arrangement.

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

Portfolio and Investment Activity

Below is a summary of certain characteristics of our investment portfolio as of September 30, 2024:

Number of investments	17
Number of portfolio companies	10
Percentage of total investment fair value
First lien term loans	100.0%
Percentage of debt investment fair value
Floating rate (1)	100.0%
Fixed interest rate	—%
Weighted average yield (2)	10.7%
(1)	Primarily subject to interest rate floors.
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

ACP monitors and, when appropriate, changes the performance ratings assigned to each debt investment in our portfolio. ACP reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the internal performance ratings assigned as of September 30, 2024.

	September 30, 2024	Percentage of
Internal Performance Rating	Investments at Fair Value	Total Investments
1	$85,992,907	100.00%
2	—	—
3	—	—
4	—	—
Total	$85,992,907	100.00%

Results of Operations

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful. The net decrease in net assets resulting from operations for the nine months ended September 30, 2024 is due to a net investment loss of $4,924,276 in the early stage of the Company’s operations.

Investment Income

We generate revenues primarily in the form of interest income from the investments we hold and cash equivalents. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Additionally, although we were initially capitalized on June 30, 2023, we commenced operations and began investing activities in November 2023. We generated $2,081,434 and $3,525,760 of investment income primarily from interest income, for the three and nine months ended September 30, 2024. There was no investment income for the three and nine months ended September 30, 2023.

Expenses

Expenses for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine months	Nine months
	ended	ended
	September 30, 2024	September 30, 2023
Management fees	$5,147,954	$—
Professional fees	984,807	—
Offering expenses	962,912	—
Administration fees	873,147	—
Interest expense and credit facility fees	615,606	—
General and administrative expenses	400,909	17,768
Board fees	322,500	89,810
Organizational expenses	—	649,659
Total expenses	9,307,835	757,237
Management fee waiver	(857,799)	—
Net operating expenses	$8,450,036	$757,237

Selected Financial Data

The following table below sets forth our financial data for the nine months ended September 30, 2024 and 2023:

	Nine months	Nine months
	ended	ended
	September 30, 2024	September 30, 2023
Statement of Operations Data
Income
Total investment income	$3,525,760	$—
Expenses
Total operating expenses	9,307,835	757,237
Management fee waiver	(857,799)	—
Net operating expenses	8,450,036	757,237
Net investment loss before income taxes	(4,924,276)	(757,237)
Total net realized and unrealized gain (loss)	437,963	—
Net decrease in net assets resulting from operations	$(4,486,313)	$(757,237)

Earnings per share – basic and diluted	$(1.59)	$ N/M	(1)
(1)	Not meaningful as the Adviser was the sole Member during this period.

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

Cash and cash equivalents as of September 30, 2024 are expected to be sufficient for our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities including drawdowns on Capital Commitments and fundings from the revolving credit facility with CIBC Bank USA (the “CIBC Credit Facility”). We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

As of September 30, 2024 and December 31, 2023, we had $13,989,476 and $1,011,952 in cash and cash equivalents, respectively. During the nine months ended September 30, 2024, we used $88,897,834 in cash for operating activities, primarily to fund new investments. Cash provided by financing activities was $101,875,358 for the nine months ended September 30, 2024, which was primarily the result of proceeds from issuance of Shares.

Net Assets

Share Issuances

As of September 30, 2024, the Company had the authority to issue an unlimited number of Shares at $0.001 par value per share.

Since inception through September 30, 2024, the Company has completed the following share issuances:

Share Issuance Date	Shares Issued	Proceeds Received
June 30, 2023	50	$1,000
November 14, 2023	171,824	3,436,474
February 13, 2024	973,655	19,473,102
April 15, 2024	2,482,469	38,892,227
September 3, 2024	2,901,546	44,013,319
Total	6,529,544	$105,816,122

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

For the three and nine months ended September 30, 2024, the Company issued 2,901,546 and 6,357,670 Shares at an average price of $15.17 and $16.10 through the Private Offering, resulting in gross proceeds to the Company of $44,013,319 and $102,378,648, respectively.

For the three and nine months ended September 30, 2023, the Company issued 0 and 50 Shares to the Adviser at a price of $20.00, resulting in gross proceeds to the Company of $0 and $1,000.

As of September 30, 2024 and December 31, 2023, the Company had 6,529,544 and 171,874 Shares outstanding, respectively.

As of September 30, 2024, the Company had received Capital Commitments of $505,663,388 of which $399,578,023 was undrawn. As of December 31, 2023, the Company had received Capital Commitments of $380,519,213 of which $377,079,446 was undrawn.

There were no dividends declared or reinvested from inception through September 30, 2024.

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

During the nine months ended September 30, 2024, the Company did not repurchase any Shares.

Debt

Aggregate Borrowings

As of September 30, 2024 and December 31, 2023, the Company had no outstanding borrowings.

For the three and nine months ended September 30, 2024, the Company incurred $334,859 and $615,606 in interest expense and credit facility fees, respectively. For the three and nine months ended September 30, 2023, the Company had no borrowings and did not incur any interest expense.

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

As of September 30, 2024, the Company had the following unfunded commitments:

		Par as of
Company	Investment	September 30, 2024
Komline-Sanderson Group, Inc.	First Lien Delayed Draw Term Loan	$5,218,858
Komline-Sanderson Group, Inc.	First Lien Revolving Loan	1,699,493
Savory MB Stores, LLC	First Lien Delayed Draw Term Loan	4,540,601
StrategyCorps, LLC	First Lien Delayed Draw Term Loan	2,274,436
StrategyCorps, LLC	First Lien Revolving Loan	1,137,218
Total(1)		$14,870,606

(1) The Adviser’s determination of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

●	the Advisory Agreement;
●	the Administration Agreement; and
●	the Licensing Agreement.

In addition to the aforementioned agreements, the Company has received an exemptive order from the SEC that permits the Company, Adviser and certain of its affiliates to co-invest with other funds managed by the Adviser and its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

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

For periods prior to the effectiveness of our RIC election, we expect to be taxed as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the nine months ended September 30, 2024 and 2023.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current period. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of September 30, 2024 and December 31, 2023, no tax expenses and no interest and penalties were incurred.

Recent Developments

On October 7, 2024, the Company invested $5.2 million in a first lien term loan with a yield of 9.9% and committed to a $1.0 million first lien delayed draw term loan and $0.6 million first lien revolver.

On October 15, 2024, the Company committed to a $5.6 million first lien delayed draw term loan and $0.3 million first lien revolver.

On October 21, 2024, the Company received $18.4 million in connection with the repayment, at par, of all outstanding commitments to Savory MB Stores, LLC plus a prepayment premium of $0.3 million.

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

As of September 30, 2024, 100.0% of our debt investments based on fair value bear interest at floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 1.46%. The CIBC Credit Facility bears interest at floating rates with no interest rate floor.

Based on our Statements of Assets and Liabilities as of September 30, 2024, assuming there are no changes in our investment and borrowing structure, the following table shows the approximate annualized impact on net interest income, of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$2,601,438	$—	$2,601,438
Up 200 basis points	1,734,292	—	1,734,292
Up 100 basis points	867,146	—	867,146
Down 100 basis points	(867,146)	—	(867,146)
Down 200 basis points	(1,734,292)	—	(1,734,292)
Down 300 basis points	(2,601,438)	—	(2,601,438)

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

Credit Risk

We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated banking institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

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

(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes since the filing of the Company’s Annual Report on Form 10-K with the SEC on March 14, 2024 to the risk factors previously disclosed therein. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Lack of Diversification and Limited Number of Portfolio Companies

The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer. The Company does not have fixed guidelines for diversification (other than certain maximum concentration limitations), and the Company could be concentrated in relatively few industries and portfolio companies. The Company could participate in a relatively limited number of investments and, as a consequence, the aggregate return could be substantially adversely affected by the unfavorable performance of even a single investment. To the extent that the Company assumes large positions with respect to a small number of investments or industries, its valuation may fluctuate to a greater extent than that of a more diversified investment company. Realized aggregate returns may be significantly adversely affected if a small number of investments perform poorly or if the value of any one investment is written down, and a downturn in any particular industry in which the Company is invested could significantly affect its aggregate returns. To the extent that the Company operates as a non-diversified investment company, it may be subject to greater risk.

Conflicts of Interest

Certain of the Company’s investment professionals serve or may serve in an investment management capacity to other funds managed by the Adviser and its affiliates (collectively, “Andalusian”) or its related entities or unaffiliated entities and funds pursuant to which Andalusian makes its investment and portfolio management and monitoring teams available to the Adviser. As a result, investment professionals may allocate such time and attention as is deemed appropriate and necessary to carry out the operations of the managed funds. In this respect, they may experience diversions of their attention from the Company and potential conflicts of interest between their work for the Company and their work for other funds and clients in the event that the interests of other clients run counter to the Company’s interests (for example where one or more investment vehicle or opportunity may be attractive to multiple parties).

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

Personnel or affiliates of Andalusian may acquire ownership and/or control over or acquire an interest in (directly or indirectly) a FINRA member-broker dealer. Additionally, or in connection therewith, personnel or affiliates of Andalusian may become registered representatives of a broker-dealer. In such a case, such broker (and/or such persons) may provide investment banking, placement or similar services for one or more Portfolio Investments. To the extent that the fees for such services are paid by the portfolio companies rather than by the Company, such fees will not reduce or otherwise offset the Management Fee payable by the Company to the Adviser.

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

In accordance with its operating documents and agreements, the Company bears investment related research and data costs in support of its overall operations. Generally, these expenses will be allocated among the Company and other funds or accounts managed by the Adviser on a pro rata basis. However, the Adviser has authority to negotiate arrangements with other funds and accounts pursuant to which those funds and accounts will not bear such expenses, despite benefiting, directly or indirectly, from the applicable products and services by participating in investments that have been analyzed with the help of those resources. In such instances, the Company and other funds and accounts that have not entered into such arrangements with the Adviser will bear more than their respective pro rata share of the applicable expenses. The Adviser currently manages one separate account client that does not bear investment related research and data costs pursuant to such an arrangement.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

The Company did not repurchase any of its equity securities during the three months ended September 30, 2024.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of the Company’s managers or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Andalusian Credit Company, LLC

Date: November 12, 2024	By:	/s/ Aaron Kless
Aaron Kless
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Terrence W. Olson
Terrence W. Olson
Chief Financial Officer
(Principal Financial Officer)