Form 10-K
period 2024-12-31
Andalusian Credit Company, LLC
filed 2025-03-19
CIK 1979306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

                    to

Commission File Number: No. 814-01670

ANDALUSIAN CREDIT COMPANY, LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	92-2145091 (I.R.S. Employer Identification No.)

40 West 57th Street Suite 1700 New York, New York (Address of principal executive offices)	10019 (Zip Code)

Registrant’s telephone number, including area code: (646) 989-4070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

The aggregate market value of common stock held by non-affiliates as of June 30, 2024 has not been provided because there is no established market for the registrant’s Shares.

As of March 19, 2025, the registrant had 13,239,331 Shares, $0.001 par value per Share, outstanding.

Auditor Name	Auditor Firm ID	Auditor Location
Ernst & Young LLP	42	New York

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Andalusian Credit Company, LLC (the “Company,” “we” “us” “ACC” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of any pandemics and public health emergencies or armed conflicts; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our operating areas.

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

●	The Company has a limited operating history.
●	The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act, which imposes numerous restrictions on the activities of the Company, including restrictions on leverage and on the nature of its investments.
●	The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities, including, but not limited to, Andalusian Credit Partners, LLC’s (“ACP,” in such capacity, the “Adviser”) incentives in determining to pursue more volatile investments, which could cause a reduction of the rate of return for investors in the event that the Company’s investments have not performed well.
●	The Company invests primarily in privately-held companies for which very little public information exists. Such companies are also generally more vulnerable to economic downturns and may experience substantial variations in operating results.
●	The Company invests in privately-held companies and securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They will also be difficult to value and are illiquid.
●	Defaults by portfolio companies will harm the Company’s operating results.
●	An investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company.

●	An investment in our Shares is not suitable for you if you might need access to the money you invest in the foreseeable future.
●	If you are unable to sell your Shares, you will be unable to reduce your exposure on any market downturn.
●	Our Shares are not currently listed on an exchange and it is uncertain whether a secondary trading market will develop for our Shares. The purchase of our Shares is intended to be a long-term investment.
●	Our distributions may be funded from unlimited amounts of offering proceeds or borrowings, which may constitute a return of capital (i.e., a distribution funded solely by investors’ Capital Contributions (as defined herein)) and reduce the amount of capital available to us for investment. Any capital returned to you through distributions will be distributed after payment of fees and expenses.
●	The Company is subject to risks associated with the current interest rate environment and to the extent the Company uses debt to finance its investments, changes in interest rates will affect the cost of capital and net investment income.
●	The Company depends on the Adviser for its success and upon its access to investment professionals.
●	The Company operates in a highly competitive market for investment opportunities.
●	The Company’s debt investments may be risky and could result in the loss of all or part of its investments.
●	There is no public market for the Shares.
●	There are restrictions on holders of the Shares.
●	There is a risk that investors may not receive distributions.
●	There is a risk that a Member (as defined herein) may default on its obligations to fund Capital Contributions, which can adversely affect the Company and its Members.
●	The Company is operating in a period of capital markets disruption and economic uncertainty.
●	The Company’s regulatory structure as a BDC and expected tax status as a regulated investment company (a “RIC”) could limit certain of the Company’s investments or negatively affect the Company’s investment returns.
●	Future changes in laws or regulations and conditions in the Company’s operating areas could have an adverse impact on the Company.

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

Andalusian Private Capital, LP (“Andalusian Private Capital”) is registered with the SEC as an investment adviser under the Advisers Act and is a control affiliate of the Adviser. Andalusian Private Capital is a specialized asset management platform focused on making highly structured investments in companies which Andalusian Private Capital believes will be attractive candidates for public markets’ listings or sales to strategic firms.

Andalusian Sports Advisors, LP (“Andalusian Sports Advisors” and collectively with Andalusian Private Capital, ACP, and their affiliates, “Andalusian”) is an affiliate of the Adviser. Andalusian Sports Advisors is a mergers and acquisitions advisory firm focused on the sports, media and entertainment sectors.

The Company is a Delaware limited liability company structured as an externally managed, closed-end management investment company. The Company has elected to be treated as a BDC under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated as a regulated investment company (a “RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) as soon as is reasonably practicable and intends to maintain its qualification as a RIC annually thereafter. For periods prior to the effectiveness of the RIC election, the Company expects to be taxed as a corporation for U.S. federal income tax purposes.

Subject to the supervision of the Company’s Board of Managers (the “Board” or “Board Members”), a majority of which constitutes managers who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Board Members”), the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory and management services. Board Members who are “interested persons” as defined in Section 2(a)(19) of the 1940 Act are referred to herein as “Interested Board Members.”

The Adviser

The Adviser provides certain investment management services to the Company pursuant to an Advisory Agreement between the Company and the Adviser (the “Advisory Agreement”). The Adviser is responsible for formulating the Company’s investment policy and determining if the Company will participate in deal flow generated by Andalusian. The Adviser, in its sole and absolute discretion, will exercise all powers necessary and convenient for the purposes of the Company, but subject to the limitations and restrictions expressly set forth in the Company’s amended and restated limited liability company agreement (as may be further amended and restated from time to time, the “Limited Liability Company Agreement”), on behalf and in the name of the Company. Notwithstanding anything to the contrary contained herein, the acts of the Adviser in carrying out the business of the Company as authorized by the Limited Liability Company Agreement will bind the Company.

As of March 19, 2025, the Adviser has access to over $557 million in deployment capacity in its direct lending strategy, which includes $507 million of capital commitments from Members for the Company (“Capital Commitments”) and $50 million in equity capacity in a discretionary separately managed account (“SMA”).

The Company is conducting, on a continuous basis, a private offering (the “Private Offering”) of its limited liability company interests, par value $0.001 per share (“Shares”), to accredited investors, as defined in Regulation D under the Securities Act of 1933 (the “Securities Act”) in reliance on exemptions from the registration requirements of the Securities Act. Shares will be offered for subscription continuously throughout an initial closing period and may be offered from time to time thereafter pursuant to the terms set forth in the Company’s confidential private placement memorandum, as may be amended, amended and restated, and/or supplemented from time to time (the “Memorandum”). Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Shares of the Company pursuant to a subscription agreement entered into with the Company (the “Subscription Agreement”).

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

We will seek to target a portfolio comprised primarily of first lien senior secured debt of U.S. middle market companies, with target hold size of approximately $10 million to $40 million. During our initial ramp-up period we may hold more concentrated positions and may deploy capital into temporary investments, including broadly syndicated loans. Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases, we will be the sole investor in the loan or security in our portfolio. Where there are multiple investors, we will generally seek to control or obtain significant influence over the rights of investors in the loan or security.

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

Concentrated Middle-Market Focus. Because of our focus on the middle-market, we understand the following general characteristics of middle-market lending:

●	Middle-market companies are generally less leveraged than large companies and, we believe, offer more attractive investment returns in the form of upfront fees, prepayment penalties and greater credit spreads;
●	Middle-market issuers are more likely to have simple capital structures;
●	Carefully structured covenant packages enable middle-market lenders to take early action to remediate weakened financial performance; and
●	Middle-market lenders can undertake extensive and thorough due diligence investigations prior to investment.

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

Underwriting. We utilize a systematic, consistent approach to underwriting developed by ACP, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (i) strong and resilient underlying business fundamentals, (ii) a substantial equity cushion in the form of either capital ranking junior in right of payment to our investment, or appraised collateral value and (iii) strong company leadership that can manage challenging business conditions. While the size of equity cushion in a given debt investment will vary over time and across industries, the equity cushion generally sought by ACP today is between 45% and 65% of total portfolio capitalization. We generally focus on the criteria developed by ACP for evaluating prospective portfolio companies, which uses a combination of analyses, including (a) fundamental analysis of a business’ financial statements (historical, projected and pro forma), financial health, quality and depth of management, competitive advantages, competitors and markets, (b) analysis of opportunities in a given market based upon fluctuations due to seasonal, financial and economic factors, (c) quantitative analysis of the relative risk-return characteristics of investments and a comparison of yields between asset classes and other indicators and (d) analysis of proprietary and secondary models.

In evaluating a particular company, we put more emphasis on credit considerations, such as (i) loan-to-value ratio (which is the principal amount of our loan divided by the enterprise value of the company in which we are investing), (ii) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (iii) the ability of the company to service its fixed charge obligations under a variety of scenarios and (iv) its anticipated strategic value in a downturn, than on the profit potential and loan pricing of a given investment. Based upon a combination of bottom-up analysis of the individual investment and ACP’s expectations of future market conditions, ACP seeks to assess the relative risk and reward for each investment. ACP seeks to mitigate the risks of a single company or single industry through limitations on investment concentration. The number of portfolio companies in which the Company invests may be insufficient to afford adequate diversification against the risk that an insufficient number of portfolio companies in which the Company invests may yield a return.

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

ACP’s due diligence process for middle-market credits may entail:

●	Thorough review of historical, projected and pro forma financial information;
●	On-site visits;
●	Interviews with management and employees;
●	Review of loan documents and material contracts;
●	Third-party “quality of earnings” accounting due diligence;
●	Background checks on key managers;
●	Research relating to the company’s business, industry, markets, customers, suppliers, products and services and competitors; and
●	Commission of third-party market studies, when appropriate.

The following chart illustrates the stages of ACP’s evaluation and underwriting process:

ILLUSTRATIVE DEAL EVALUATION PROCESS

Execution. In executing transactions for us, ACP will utilize a thorough due diligence process developed by its leadership’s experience through decades of investment experience. Through a consistent approach to underwriting and careful attention to the details of execution, ACP seeks to maintain discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Starting with selecting which financing opportunities to pursue, ACP’s investment team and Investment Committee will engage in a collaborative process to identify, underwrite, negotiate and structure loans with an attractive risk-adjusted return and strong lender protections. This process relies on the active involvement of ACP’s Investment Committee and includes the investment team delivering a series of memoranda to ACP’s Investment Committee. This memoranda, among other things, will provide a description of the issuer, an overview of the transaction and its underlying rationale, proposed terms of the loan, sources and uses of the financing being provided, financial information and related credit statistics. Once an investment has been approved by a majority vote of the members of the Investment Committee, it will move through a series of steps, including initial documentation using standard document templates, final documentation, including resolution of business points and the execution of original documents held in escrow. Upon completion of final documentation, investment teams deliver a pre-closing memo (highlighting key terms during negotiation) to the Investment Committee, closing conditions are met and a loan is funded upon the execution of the legal documents by all parties.

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

Culture of Risk Management. The investment team that originates an investment will continue to be connected with the credit and monitors the investment performance of the borrower through repayment. We believe this practice encourages accountability by connecting investment team members with the long-term performance of the investment. This also allows us to leverage the underwriting process, namely the comprehensive understanding of the risk factors associated with the investment that an investment team develops during underwriting. In addition, we foster continuous interaction between investment teams and the Investment Committee. This frequent communication encourages the early escalation of issues to members of the Investment Committee to leverage their experience and expertise well in advance of potentially adverse events.

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

Equity Investments. ACP structures these investments as direct or indirect minority equity co-investments in a portfolio company, usually on terms similar to the controlling private equity sponsor, if applicable and in connection with our loan to such portfolio company. As a result, if a portfolio company appreciates in value, we can achieve additional investment return from these equity co-investments. ACP can structure these equity co-investments to include provisions protecting our rights as a minority-interest holder, which could include a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events or demand and “piggyback” registration rights. However, because these equity co-investments are typically made in private companies, there is no guarantee that we, as a minority-interest holder, will control the timing or value of our realization of any gains on such investments. Our equity co-investments will typically include customary “tag-along” or “drag-along” rights that will permit or require us to participate in a sale of such equity co-investments at such time as the majority owners, not ACP, determine. Additionally, there may be other situations where certain investments will be structured to provide us, as lender, with an equity participation, which may take the form of warrants. The amount, nature and terms of these warrants will depend on the circumstance of the investment and are negotiated directly with management of the borrower and/or the private equity sponsor, where appropriate. As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, likely may limit the Company’s ability to make investments or enter into other transactions alongside certain affiliates. ACP has received an exemptive order from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of ACP and certain funds managed and controlled by ACP and its affiliates, subject to certain terms and conditions.

ACP tailors the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. ACP seeks to limit the downside potential of our investments by:

●	Selecting investments that we believe have a low probability of loss;
●	Requiring a total return on our investments that we believe will compensate us appropriately for credit risk; and
●	Negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions could include affirmative, negative and financial covenants, default penalties, lien protection, change of control provisions and board rights.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Investment Portfolio

We were initially capitalized on June 30, 2023 and commenced operations and began investing activities in November 2023. The Company made its first investment in February 2024.

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2024:

	December 31, 2024
	Amortized Cost	Fair Value
First Lien Term Loans	100.0%	100.0%
Total	100.0%	100.0%

The following table presents the Company’s geographic composition of investments based on fair value as of December 31, 2024 was as follows:

December 31, 2024
United States	100.0%
Total	100.0%

The following table presents the Company’s industry composition of investments based on fair value as of December 31, 2024 was as follows:

December 31, 2024
Services: Business	36.9%
Healthcare & Pharmaceuticals	24.7
Capital Equipment	11.6
FIRE: Insurance	9.9
FIRE: Finance	6.2
High Tech Industries	5.7
Media: Diversified & Production	5.0
Total	100.0%

As of December 31, 2023, the Company held no investments.

Distributions; Dividend Reinvestment Program (“DRP”)

The Company generally intends to make quarterly distributions to its Members out of assets legally available for distribution. The Company expects, subject to the Board’s sole discretion, to make its first distribution to its Members during 2025. Quarterly distributions, if any, will be determined by the Board in its sole discretion.

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

Repurchases of Shares

The Board may in its sole discretion, cause the Company to conduct a Liquidity Event (as defined below), as further discussed below in Item 1. Business – “Term”. If a Liquidity Event has not occurred by May 20, 2027, the Board may, in its sole discretion, use best efforts to commence quarterly repurchases of Shares with the first quarterly repurchase offer commencing on the first business day of the first full calendar quarter following May 20, 2027 or otherwise provide liquidity over a commercially reasonable period of time such that all investors who wish to liquidate their investment may do so.

There is no minimum portion of a Member’s Shares which must be repurchased in any repurchase offer. The Company has no obligation to repurchase Shares at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Board, in its sole discretion and in consideration of any recommendation from the Adviser. In determining whether the Company should offer to repurchase Shares, the Board will consider the timing of such an offer, as well as a variety of operational, business and economic factors. In determining whether to accept a recommendation to conduct a repurchase offer at any such time, the Board will consider the following factors, among others:

●	whether any Members have requested to tender Shares to the Company;
●	the liquidity of the Company’s assets (including fees and costs associated with redeeming or otherwise withdrawing from investment funds);
●	the investment plans and working capital and reserve requirements of the Company;
●	the relative economies of scale of the tenders with respect to the size of the Company;
●	the history of the Company in repurchasing Shares;
●	the availability of information as to the value of the Company’s Shares in investment funds;
●	the existing conditions of the securities markets and the economy generally, as well as political, national or international developments or current affairs;
●	any anticipated tax consequences to the Company of any proposed repurchases of Shares; and
●	the recommendations of the Adviser.

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

Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the Company’s day-to-day operations and provides investment advisory services to the Company. Under the terms of the Advisory Agreement, the Adviser:

●	determines the composition of the Company’s portfolio, the nature and timing of the changes to its portfolio and the manner of implementing such changes;

●	identifies, evaluates and negotiates the structure of the investments the Company makes;
●	executes, closes, services and monitors the investments the Company makes;
●	determines the securities and other assets that the Company purchases, retains or sells;
●	performs due diligence on prospective portfolio companies; and
●	provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.

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

Income Incentive Fee. The first component of the Incentive Compensation, the Income Incentive Fee, is payable quarterly in arrears.

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

Prior to the occurrence of an Exchange Listing, the Company will pay the Income Incentive Fee in each calendar quarter as follows:

●	no Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;
●	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Pre-Exchange Listing Catch-Up Amount”) determined on a quarterly basis by multiplying 1.4705% (5.882% annualized) by the Company’s NAV at the beginning of each applicable calendar quarter. The Pre-Exchange Listing Catch-Up Amount is intended to provide the Adviser with an incentive fee of 15% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches the Pre-Exchange Listing Catch-Up Amount in any calendar quarter; and
●	for any calendar quarter in which the Company’s pre-incentive fee net investment income exceeds the Pre-Exchange Listing Catch-Up Amount, the Income Incentive Fee shall equal 15% of the amount of the Company’s pre-incentive fee net investment income for the calendar quarter.

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

On and after the occurrence of an Exchange Listing, the Company will pay the Income Incentive Fee in each calendar quarter as follows:

●	no Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;
●	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Post-Exchange Listing Catch-Up Amount”) determined on a quarterly basis by multiplying 1.5625% (6.25% annualized) by the Company’s NAV at the beginning of each applicable calendar quarter. The Post-Exchange Listing Catch-Up Amount is intended to provide the Adviser with an incentive fee of 20% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches the Post-Exchange Listing Catch-Up Amount in any calendar quarter; and
●	for any calendar quarter in which the Company’s pre-incentive fee net investment income exceeds the Post-Exchange Listing Catch-Up Amount, the Income Incentive Fee shall equal 20% of the amount of the Company’s pre-incentive fee net investment income for the calendar quarter.

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

Except as set forth below, the Company will bear all fees, costs or expenses incurred in connection with the initial offering of Shares, including, without limitation, legal, accounting, printing and other offering costs including those associated with the preparation of the Memorandum and the Company’s registration statement on Form 10. For the avoidance of doubt, it is intended that except as otherwise described, this definition of “Offering Expenses” is intended to conform to offering expenses as identified by GAAP. The Company will pay all initial Organizational and Offering Expenses associated with the Private Offering up to a maximum amount of 1.50% of aggregate Capital Commitments to the Company over the initial four-year period following the Initial Closing Date (the “Cap”). The Adviser will pay all Organizational and Offering Expenses in excess of the Cap.

The Administrator is authorized to incur and pay, in the name and on behalf of the Company, all expenses which it deems necessary or advisable. The Company will pay to the Administrator an annual administration fee of 0.25% on the Company’s total Capital Commitments, payable quarterly in arrears, for services and facilities provided under the Administration Agreement (the “Administration Fee”). For purposes of the Administration Fee, total Capital Commitments equals the sum of the Members’ funded Capital Commitments and unfunded Capital Commitments at the end of each fiscal quarter.

Subject to the Cap, all other expenses will be borne by the Company, including any initial Organizational Expenses (subject to the Cap); legal, accounting, tax, auditing, consulting and other professional expenses (including, without limitation, expenses relating to establishing reputation and public relations in connection with self-sourced lending or other financial transactions); the Management Fee and Incentive Compensation (each as defined below); professional liability insurance (including costs relating to directors’ and officers’ liability insurance and errors and omissions insurance); research and market data expenses; interest on indebtedness; custodial fees; bank service fees; investment-related fees and expenses (such as third-party sourcing fees, fees and expenses of legal and other professionals, due diligence expenses and travel, lodging and meal expenses) related to the analysis, purchase or sale of investments, whether or not the investments are consummated; expenses related to SPVs organized to hold certain Company investments; interest payable on debt, if any, incurred to finance the Company’s investments; other expenses related to the purchase, monitoring, sale, settlement, custody or transmittal of Company assets (directly or through trading affiliates) as will be determined by the Adviser, Administrator, and Sub-Administrator or an affiliate thereof, as applicable, in its sole discretion (including costs associated with systems and software used in connection with investment-related activities); costs of reporting to Members and investor meetings; administration fees and expenses charged by any third-party provider of administration services; entity-level taxes; Offering Expenses (subject to the Cap) including any expenses relating to the offer, transfer, sale and marketing of Shares (including all expenses incurred in connection with an IPO); filing fees and expenses; federal and state registration fees and expenses; regulatory and compliance fees and expenses of the Company (including with respect to any registration activities of the Company); costs of winding up and liquidating the Company; costs associated with ensuring compliance with the applicable BDC and RIC requirements, including, but not limited to, costs incurred in connection with the organization of, and transfer of assets to, a private investment vehicle; expenses incurred in connection with a Member that fails to timely make a Capital Contribution to the Company and does not cure such default within the prescribed period (a “Defaulting Member”); and other expenses associated with the operation of the Company and its investment activities, including extraordinary expenses such as litigation, workout and restructuring and indemnification expenses, if any.  For the avoidance of doubt, the Company will also bear its allocable share (based on invested capital) of any of the expenses listed above incurred by any SPV.

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

Term

The Company operates as a privately offered, unlisted BDC until such time as the Company’s board of managers (the “Board”) determines that the Company should conduct a Liquidity Event. A “Liquidity Event” may include (1) an initial public offering (“IPO”), (2) a listing on a nationally recognized stock exchange (“Exchange Listing”) or (3) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of Shares, in each case for consideration of either cash and/or publicly listed securities of the acquirer. In making a determination of whether and what type of Liquidity Event is in the best interests of the Company and the Members, the Board, including the Independent Board Members, may consider a variety of criteria, including but not limited to such factors as the trading prices of other comparable vehicles that are publicly traded, portfolio composition, diversification and allocation, portfolio performance, the Company’s financial condition, potential access to capital and the potential for shareholder liquidity. At this time, we do not know what circumstances will exist in the future and therefore we do not know what factors the Board will consider in determining whether or when to pursue a Liquidity Event in the future.

The Board may, in its sole discretion, determine that the Company shall either: (i) conduct an IPO or Exchange Listing by May 20, 2027 or (ii) commence tender offers in respect of its Shares or otherwise seek to undergo a Sales Transaction.

Each Member will be required to agree to cooperate with the Company and take all actions, execute all documents and provide all consents as may be reasonably necessary or appropriate to consummate an IPO, it being understood that the Company may, subject to applicable Delaware law and the 1940 Act and without obtaining the consent of any Members, make modifications to the Company’s constitutive documents, capital structure and governance arrangements, including increasing the Company’s leverage in connection with any such modifications, so long as, in the reasonable opinion of the Board, (x) the economic interests of the Members are not materially diminished or materially impaired, (y) such modifications are consistent with the requirements applicable to BDCs under the 1940 Act and (z) such modifications are not inconsistent with the provisions set forth in the Company’s private placement memorandum.

Following a Liquidity Event, Members may be restricted from selling or transferring their Shares for a certain period of time by applicable securities laws and any lockup agreement negotiated by the Company following such Liquidity Event.

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

Temporary Investments. As a BDC, pending investment in other types of “qualifying assets,” as described above, the Company’s investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, such that at least 70% of the Company’s assets are qualifying assets. Typically, the Company will invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements. However, certain diversification tests in order to qualify as a RIC for federal income tax purposes will typically require the Company to limit the amount it invests with any one counterparty.

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

Codes of Ethics. The Company and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements.

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

The Company is subject to numerous restrictions on transactions with affiliates pursuant to the 1940 Act. Pursuant to these restrictions, absent an exemptive order, exemptive rule or appropriate interpretive authority, the Company is generally prohibited from engaging in transactions with entities that control or are under common control with the BDC or are control persons of such persons (such persons as fully set forth in Section 57(b), “close affiliates”). To this end, without an exemptive order, exemptive rule or appropriate interpretive authority, the Company:

●	will not engage in principal transactions with any close affiliate;

●	will not lend money to any close affiliate; and
●	will not engage in “joint” transactions or enterprises with close affiliates.

In addition to the restrictions on transactions with close affiliates, the Company is also subject to restrictions on transactions with certain non-control affiliates (such persons as fully set forth in Section 57(e), “remote affiliates”) such that it may not transact with such remote affiliates except with the prior approval of a majority of the Independent Board Members who do not have any interest in the applicable transaction (a “Required Majority”). To this end, without an exemptive order, exemptive rule or appropriate interpretive authority, unless the Required Majority approves a transaction, the Company:

●	will not engage in principal transactions with any remote affiliate;
●	will not lend money to any remote affiliate; and
●	will not engage in “joint” transactions or enterprises with remote affiliates.

The Adviser has received an exemptive order from the SEC that will permit the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to the order, the Board must establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private Andalusian funds that target similar assets. If an investment falls within the Board Criteria, the Adviser must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and the other Andalusian funds that target similar assets pro rata based on available capital in the asset class being allocated. If the Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.

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

Certain ERISA Considerations

ERISA and the Code impose restrictions on certain transactions involving (i) employee benefit plans (as defined in Section 3(3) of ERISA) that are subject to Title I of ERISA, (ii) plans subject to Section 4975 of the Code, including individual retirement accounts and Keogh plans, and (iii) any entities whose underlying assets include plan assets by reason of a plan’s investment in such entities (collectively “Plans”). ERISA and the rules and regulations of the Department of Labor (the “DOL”) promulgated thereunder contain provisions that should be considered by fiduciaries of those Plans and their legal advisors.

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

Taxation of RIC Operations Generally. The Company intends to elect to be treated as a RIC for U.S. federal income tax purposes, as soon as is reasonably practicable and intends to maintain its qualification as a RIC annually thereafter. For periods prior to the effectiveness of the RIC election, the Company expects to be taxed as a corporation for U.S. federal income tax purposes. As a RIC, the Company will be able to deduct qualifying distributions to its Members, so that it is subject to U.S. federal income taxation only in respect of earnings that it retains and does not distribute. In addition, certain distributions made to the Company’s Members may be eligible for look-through tax treatment determined by reference to the earnings from which the distribution is made.

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

If in any particular taxable year, the Company does not qualify as a RIC, all of the Company’s taxable income (including net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to Members, and distributions will be taxable to Members as ordinary dividends to the extent of the Company’s current and accumulated earnings and profits. Provided certain holding period and other requirements were met, distributions received by non-corporate Members could qualify for treatment as “qualified dividend income” eligible for the maximum 20% rate (plus a 3.8% Medicare surtax, if applicable) applicable to qualified dividends to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate Members would be eligible for a dividends received deduction on distributions they receive. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Member’s tax basis, and any remaining distributions would be treated as a capital gain.

While the Company generally intends to qualify as a RIC for each taxable year, it is possible that as the Company ramps up its portfolio the Company may not satisfy the diversification requirements described above with respect to its initial taxable years, and thus may not qualify as a RIC for such taxable years.

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

If a U.S. Member sells or exchanges its shares of the Company, the U.S. Member will recognize gain or loss equal to the difference between its adjusted basis in the shares sold and the amount received. Any such gain or loss will be treated as a capital gain or loss and will be long-term capital gain or loss if the shares have been held for more than one year. Any loss recognized on a sale or exchange of shares that were held for six months or less will be treated as long-term, rather than short-term, capital loss to the extent of any capital gain distributions previously received (or deemed to be received) thereon. In addition, all or a portion of any loss recognized upon a disposition of shares may be disallowed if other shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. From time to time, the Company may offer to repurchase its outstanding shares of the Company. Members who tender all shares held, or considered to be held, by them will be treated as having sold their shares. However, if a Member tenders fewer than all of its shares or fewer than all shares tendered are repurchased, such Member may be treated as having received a taxable dividend upon the tender of its shares. In such a case, there is a risk that non-tendering Members, and Members who tender some but not all of their shares or fewer than all of whose shares are repurchased, in each case whose percentage interests in the Company increase as a result of such tender, will be treated as having received a taxable distribution from the Company. The extent of such risk will vary depending upon the particular circumstances of the tender offer, and in particular whether such offer is a single and isolated event or is part of a plan for periodically redeeming shares of the Company.

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

Tax-Exempt Investors. The direct conduct by a tax-exempt U.S. Member of the activities that the Company is expected to conduct could give rise to “unrelated business taxable income”. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its Member for purposes of determining treatment under current law. Therefore, a tax-exempt U.S. Member should not be subject to U.S. federal income taxation solely as a result of the U.S. Member’s ownership of the Company’s shares and receipt of dividends that it pays. Moreover, under current law, if the Company incurs indebtedness, such indebtedness will not be attributed to portfolio investors in its stock. Therefore, a tax-exempt U.S. Member should not be treated as earning income from “debt-financed property” and dividends paid by the Company should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that the Company incurs. Proposals periodically are made to change the treatment of “blocker”

investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected.

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

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Andalusian Credit Company, LLC, Attention: Investor Relations, 40 West 57th Street Suite 1700 New York, New York 10019 or by calling Andalusian Credit Company, LLC at (646) 989-4070.

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

Item 1A.Risk Factors

An investment in the Shares involves significant. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks that we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV, could decline, and you may lose all or part of your investment.

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

Lack of Diversification and Limited Number of Portfolio Companies

The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Fund is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer. The Company does not have fixed guidelines for diversification (other than certain maximum concentration limitations), and the Company could be concentrated in relatively few industries and portfolio companies. The Company could participate in a relatively limited number of investments and, as a consequence, the aggregate return could be substantially adversely affected by the unfavorable performance of even a single investment.  To the extent that the Company assumes large positions with respect to a small number of investments or industries, its valuation may fluctuate to a greater extent than that of a more diversified investment company. Realized aggregate returns may be significantly adversely affected if a small number of investments perform poorly or if the value of any one investment is written down, and a downturn in any particular industry in which the Company is invested could significantly affect its aggregate returns. To the extent that the Company operates as a non-diversified investment company, it may be subject to greater risk.

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

Changes in Interest Rates May Affect Net Investment Income

A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on the Company’s net interest income. However, an increase in interest rates could decrease the value of any investments the Company holds which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase interest expense, thereby decreasing the Company’s net income. Also, an increase in interest rates available to investors could make an investment in the Company’s Shares less attractive if the Company is not able to increase its dividend rate, which could reduce the value of the Company’s Shares. Further, rising interest rates could also adversely affect the Company’s performance if such increases cause the Company’s borrowing costs to rise at a rate in excess of the rate that its investments yield.

Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from the Company’s performance to the extent the Company is exposed to such interest rates and/or volatility. In periods of rising interest rates, to the extent the Company borrows money subject to a floating interest rate, the Company’s cost of funds would increase, which could reduce its net investment income. Further, rising interest rates could also adversely affect the Company’s performance if such increases cause the Company’s borrowing costs to rise at a rate in excess of the rate that its investments yield.

If general interest rates rise, there is a risk that the portfolio companies in which the Company makes floating rate investments will be unable to pay escalating interest amounts, which could result in a default under their loan documents. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on the Company to provide fixed rate loans to its portfolio companies, which could adversely affect the Company’s net investment income, as increases in its cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

A change in the general level of interest rates can be expected to lead to a change in the interest rates the Company receives on many of its debt investments. Accordingly, a change in the interest rate could make it easier for the Company to meet or exceed the performance threshold in the Advisory Agreement and may result in a substantial increase in the amount of incentive fees payable to the Adviser, even though Members’ returns have not increased at the same rate.

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

Conflicts of Interest

Certain of the Company’s investment professionals serve or may serve in an investment management capacity to other funds managed by Andalusian or its related entities or unaffiliated entities and funds pursuant to which Andalusian makes its investment and portfolio management and monitoring teams available to the Adviser. As a result, investment professionals may allocate such time and attention as is deemed appropriate and necessary to carry out the operations of the managed funds. In this respect, they may experience diversions of their attention from the Company and potential conflicts of interest between their work for the Company and their work for other funds and clients in the event that the interests of other clients run counter to the Company’s interests (for example where one or more investment vehicle or opportunity may be attractive to multiple parties).

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

PIK Interest Payments

Certain of the Company’s debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt of PIK interest will have the effect of increasing the Company’s assets under management. As a result, the receipt of PIK interest may result in an increase in the amount of the base Management Fee payable by the Company. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in the Company’s pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by the Company to the Adviser. To the extent PIK interest income constitutes a portion of our income, we will be exposed to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash, including the following:

●	The higher yields and interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans.

●	PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral.
●	PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.
●	PIK securities create the risk that incentive fees will be paid to the Adviser based on non-cash accruals that ultimately may not be realized, but the Adviser will be under no obligation to reimburse the Company for these fees.

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

We are subject to risks related to corporate and social responsibility.

Our business faces increasing public scrutiny related to corporate and social responsibility matters, referred to as ESG matters. Adverse incidents with respect to ESG matters could impact the value of the Company’s brand, the cost of its operations and relationships with Members, all of which could adversely affect the business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect the Company’s business. In addition, different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and may adversely impact our reputation and business. If we do not successfully manage ESG-related expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our business.

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

Public Health Emergencies, Epidemics or Pandemics, Terrorist Attacks, Acts of War, Tariffs and Natural Disasters may Impact the Company’s Portfolio Investments or the Adviser and Harm the Company’s Business, Operating Results and Financial Condition

Public health emergencies, epidemics or pandemics, terrorist acts, acts of war, tariffs and natural disasters or other similar events may disrupt the Company’s operations, as well as the operations of the Company’s Portfolio Investments and the Adviser. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability.

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

Use of Artificial Intelligence

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

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

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

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

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company and assists as necessary with the oversight of other third-party service providers and their cybersecurity programs as discussed further below. The Adviser’s cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with its use of such entities. The Company’s Chief Compliance Officer (“CCO”) also plays an oversight role in the area of cybersecurity preparedness with respect to these entities.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s CCO regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO and the Adviser oversee the establishment of and adherence to the cybersecurity program and plays an oversight role regarding cybersecurity preparedness.  Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.

The Company’s CCO also plays a vital oversight role in the area of cybersecurity preparedness and the effective implementation of the cybersecurity program. The CCO has worked in the financial services industry for more than 30 years, during which time the CCO has gained expertise in assessing and managing regulatory compliance risk applicable to the Company.

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

Item 2.Properties

Our corporate headquarters are located at 40 West 57th Street Suite 1700 New York, New York 10019 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.Legal Proceedings

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

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Member Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our Shares currently, nor can we give any assurance that one will develop. We do not intend to list our shares on a national securities exchange. We sell our Shares in private offerings in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Board may, in its sole discretion, determine that the Company shall either: (i) conduct an IPO or Exchange Listing by May 20, 2027 or (ii) commence tender offers in respect of its Shares pursuant to written tenders by Members or otherwise seek to undergo a Sales Transaction. If a Liquidity Event has not occurred by May 20, 2027, the Board may, in its sole discretion, use best efforts to commence quarterly repurchases of Shares with the first quarterly repurchase offer commencing on the first business day of the first full calendar quarter following May 20, 2027 or otherwise provide liquidity over a commercially reasonable period of time such that all investors who wish to liquidate their investment may do so. See “Discretionary Share Repurchase Program” in Item 1 of Part I of this Annual Report on Form 10-K.

Holders

As of March 19, 2025, there were 159 holders of record of our Shares.

Share Issuances

The Company’s sales of the Shares were made pursuant to Subscription Agreements entered into by the Company with its investors. Under the terms of the Subscription Agreements, each investor is required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments each time the Company delivers a drawdown notice with a minimum of 10 business days’ prior notice to the date on which payment will be due. The Company relies, in part, upon representations from investors in the relevant Subscription Agreements that each investor is an “accredited investor,” as defined in Regulation D under the Securities Act.

For the year ended December 31, 2024, the Company issued 9,691,483 Shares at an average price of $15.78 through the Private Offering, resulting in gross proceeds to the Company of $152,921,450.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenues

We generate revenue in the form of interest income and fees primarily from senior secured loans with some capital appreciation through nominal equity co-investments. In some cases, our debt investments may pay interest in-kind, or PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we expect to receive will be directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases. As of December 31, 2024, the Company has invested $91,004,288, in twelve portfolio companies. As of December 31, 2023, the Company had not made any investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts under U.S. generally accepted accounting principles (“U.S. GAAP”) as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. We record income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies as other income. Such fees are recognized as income when earned or the services are rendered.

Dividend income on equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded companies.

Our portfolio activity may also reflect the proceeds from sales of investments. We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net unrealized gains (losses) on investments in the Statements of Operations.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On August 1, 2023, we received approval from ACP, as our sole initial shareholder, for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. Effective on August 2, 2023, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As a result, we generally will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of limited liability company interests senior to the Shares if its asset coverage, as defined in the 1940 Act, would at least be equal to 200% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage it can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. As of December 31, 2024 and 2023, the Company had no outstanding borrowings.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

Portfolio and Investment Activity

Below is a summary of certain characteristics of our investment portfolio as of December 31, 2024:

Number of investments	21
Number of portfolio companies	12
Percentage of total investment fair value
First-lien term loans	100.0%
Percentage of debt investment fair value
Floating rate (1)	100.0%
Fixed interest rate	—%
Weighted Average Yield (2)	10.2%
(1)	Primarily subject to interest rate floors.
(2)

Weighted average yield is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees or present value adjustments.

As of December 31, 2023, the Company held no investments. Accordingly, there is no comparable investment activity for the year ended December 31, 2023.

We use Global Industry Classification Standards for classifying the industry groupings of our portfolio companies.

We classify the industries of our portfolio companies by end-market and not by the product or services directed to those end-markets.

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

ACP monitors and, when appropriate, changes the performance ratings assigned to each debt investment in our portfolio. ACP reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the internal performance ratings assigned as of December 31, 2024. As of December 31, 2023, the Company held no investments. Accordingly, there were no internal performance ratings assigned as of December 31, 2023.

	December 31, 2024
		Percentage of
Internal Performance Rating	Fair Value	Total Investments
1	$91,188,202	100.00%
2	—	—
3	—	—
4	—	—
Total	$91,188,202	100.00%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. When a Loan is placed on non-accrual status, the Company ceases to recognize interest income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may determine to continue to accrue interest on a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal. As of December 31, 2024, there were no loans placed on non-accrual status.

Results of Operations

The following table represents our operating results for the years ended December 31, 2024 and 2023.

	Year ended	Year ended
	December 31, 2024	December 31, 2023(1)
Total investment income	$6,893,875	$—
Less: Net operating expenses	(11,190,878)	(2,354,936)
Net investment loss	(4,297,003)	(2,354,936)
Net unrealized gains (losses)	183,914	—
Net decrease in net assets resulting from operations	$(4,113,089)	$(2,354,936)
(1)	The Company commenced operations on November 14, 2023.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized gains and losses on the investment portfolio. Additionally, although we were capitalized on June 30, 2023, we commenced operations and began investing activities in November 2023. As a result, comparisons may not be meaningful. The net decrease in net assets resulting from operations for the years ended December 31, 2024 and 2023 is due to a net investment loss of $4,297,003 and $2,354,936, respectively, in the early stage of the Company’s operations.

Investment Income

We generate revenues primarily in the form of interest income and fees from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights. Included in interest income is amortization of original issue discount or market discount. We generated $6,893,875 of investment income, primarily from interest income, for the year ended December 31, 2024. There was no investment income for the year ended December 31, 2023.

Expenses

Expenses for the years ended December 31, 2024 and 2023 were as follows:

	Year ended	Year ended
	December 31, 2024	December 31, 2023(1)
Management fees	$6,803,716	$740,065
Professional fees	1,296,253	276,314
Administration fees	1,189,187	124,082
Offering expenses	1,121,105	161,605
Interest expense and credit facility fees	805,418	—
General and administrative expenses	537,979	164,967
Board fees	430,000	197,310
Organizational expenses	—	813,937
Total expenses	12,183,658	2,478,280
Management fee waiver	(992,780)	(123,344)
Net Operating Expenses	$11,190,878	$2,354,936
(1)	The Company commenced operations on November 14, 2023.

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. Administration fees represent fees paid to the Administrator in performing its obligations under the Administration Agreement. Organizational and offering expenses include expenses incurred to establish the Company and in the offering of our Shares. Interest expense and credit facility fees represents interest and fees incurred under the CIBC Credit Facility.  General and administrative expenses include transfer agent, filing, research, technology, and other costs. Board fees represent fees and expenses paid to the Company’s Independent Board Members (including expenses and costs related to meetings of the Independent Board Members).

Selected Financial Data

The following table below sets forth our financial data as of and for the years ended December 31, 2024 and 2023. The selected financial data has been derived from our audited financial statements, which is included elsewhere in this annual report on Form 10-K.

	Year	Year
	ended	ended
	December 31, 2024	December 31, 2023
Statement of Operations Data
Income
Total investment income	$6,893,875	$—
Expenses
Total operating expenses	12,183,658	2,478,280
Management fee waiver	(992,780)	(123,344)
Net operating expenses	11,190,878	2,354,936
Net investment loss	(4,297,003)	(2,354,936)
Net unrealized gains (losses)	183,914	—
Net decrease in net assets resulting from operations	$(4,113,089)	$(2,354,936)

Net decrease in net assets resulting from operations
Earnings per share - basic and diluted	$(1.02)	$(52.78)	(1)
(1)	Not meaningful due to the timing of commencement of operations and the Company’s first capital call.

	December 31, 2024	December 31, 2023(1)
Consolidated Balance Sheet Data
Investments at fair value	$91,188,202	$	N/A
Cash and cash equivalents	59,419,565		1,011,952
Total assets	151,920,751		2,187,929
Total debt (net of unamortized deferred financing costs)	N/A		N/A
Total liabilities	2,171,474		1,247,013
Total net assets	149,749,277		940,916
Net asset value per Share	$15.18		$5.47
Other Data:
Number of portfolio companies at year end	12		N/A
Distributions declared per share	N/A		N/A
Total return based on net asset value	177.5%		N/A
Weighted average total yield of portfolio at fair value	10.2%		N/A
Weighted average total yield of portfolio at amortized cost	10.2%		N/A
Weighted average yield of debt and income producing securities at fair value	10.2%		N/A
Weighted average yield of debt and income producing securities at amortized cost	10.2%		N/A
Fair value of debt investments as a percentage of principal	99.2%		N/A
(1)	The Company commenced operations on November 14, 2023.

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of deferred financing costs, were $805,418 for the year ended December 31, 2024. For the year ended December 31, 2024, average borrowings outstanding were $1,415,301. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the year ended December 31, 2024 was 8.22%. The Company did not incur interest or other financing expenses for the year ended December 31, 2023 and did not have any borrowings outstanding as of December 31, 2023.

Base Management Fee and Incentive Fees

For the year ended December 31, 2024, the Company incurred Management Fees of $5,810,936, net of the Management Fee waiver of $992,780. For the year ended December 31, 2023, the Company incurred Management Fees of $616,721, net of the Management Fee waiver of $123,344. As of December 31, 2024 and 2023, the Company recorded a Management Fee payable of $1,520,781 and $616,721, respectively. For the period from October 17, 2022 (inception) to December 31, 2022, the Company did not incur a Management Fee. For more information on base management fee, including terms thereof, see Note 3. “Related Party Transactions” to our consolidated financial statements included in this report.

There was no Incentive Compensation for the years ended December 31, 2024 and 2023.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code as soon as is reasonably practicable and intend to maintain its qualification as a RIC annually thereafter. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Members in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income, if any for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Members, which generally relieves us from U.S. federal income taxes at corporate rates to the extent of such distributions. For periods prior to the effectiveness of our RIC election, we expect to be taxed as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the year ended December 31, 2024 and for the year ended December 31, 2023.

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

As of December 31, 2024, we had $59,419,565 of cash, which taken together with $75,000,000 of availability under the CIBC Credit Facility (as defined below), is expected to be sufficient for our operations in the near term. Cash provided by financing activities during the year ended December 31, 2024 was $152,115,537, which was primarily the result of proceeds from issuances of shares. As of December 31, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $22,142,949. As of December 31, 2023, we had $1,011,952 in cash.

Net Assets

Share Issuances

As of December 31, 2024, the Company had the authority to issue an unlimited number of Shares at $0.001 par value per share.

Since inception through December 31, 2024, the Company has completed the following share issuances:

Share Issuance Date	Shares Issued	Proceeds Received
June 30, 2023	50	$1,000
November 14, 2023	171,824	3,436,474
February 13, 2024	973,655	19,473,102
April 15, 2024	2,482,469	38,892,227
September 3, 2024	2,901,546	44,013,319
December 2, 2024	3,333,813	50,542,802
Total	9,863,357	$156,358,924

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

For the year ended December 31, 2024, the Company issued 9,691,483 Shares at an average price of $15.78 through the Private Offering, resulting in gross proceeds to the Company of $152,921,450.

For the year ended December 31, 2023, the Company issued 171,874 Shares at a price of $20.00, resulting in gross proceeds to the Company of $3,437,474.

As of December 31, 2024 and 2023, the Company had 9,863,357 and 171,874 Shares outstanding, respectively.

As of December 31, 2024, the Company had received Capital Commitments of $505,663,513 of which $348,907,133 was undrawn.

As of December 31, 2023, the Company had received Capital Commitments of $380,519,213 of which $377,079,446 was undrawn.

There were no dividends declared or reinvested from inception through December 31, 2024.

Share Repurchases

Prior to a Liquidity Event, and subject to market conditions and the Board’s commercially reasonable judgment, the Company may from time to time offer to repurchase Shares pursuant to written tenders by Members.

No Member has the right to require the Company to redeem his, her or its Shares. If a Liquidity Event has not occurred by May 20, 2027, the Board may, in its sole discretion, use best efforts to commence quarterly repurchases of Shares with the first quarterly repurchase offer commencing on the first business day of the first full calendar quarter following May 20, 2027 or otherwise provide liquidity over a commercially reasonable period of time such that all investors who wish to liquidate their investment may do so.

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

During the fiscal year ended December 31, 2024 and 2023, we did not repurchase any of our Shares.

Debt

Aggregate Borrowings; Financing Transaction

On February 12, 2024 (the “Effective Date”), the Company entered into a revolving credit facility, by and among the Company, as borrower, CIBC Bank USA, as administrative agent (in such capacity, the “Administrative Agent”) and letter of credit issuer, and the financial institutions party thereto, as lenders (the “CIBC Credit Facility”). The CIBC Credit Facility provides for borrowings in U.S. dollars in an initial aggregate amount of up to $75,000,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $175,000,000. Availability under the CIBC Credit Facility will terminate on the earlier the Stated Maturity Date (as defined in the CIBC Credit Facility) and the date of termination of the revolving commitments thereunder. On December 13, 2024, the Company entered into the first amendment to the CIBC Credit Facility to, among other things, extend the Stated Maturity Date to December 12, 2025. Borrowings under the CIBC Credit Facility are subject to compliance with a borrowing base test. Amounts drawn under the CIBC Credit Facility in U.S. dollars will bear interest at either term 1 Month SOFR plus 2.75%, or the base rate plus 1.75%.

During the period commencing on the Effective Date and ending on the earlier of the Stated Maturity Date and the date of termination of the revolving commitments under the CIBC Credit Facility, the Company will pay a non-use fee of 0.35% per annum, payable quarterly in arrears based on the average daily unused amount of the commitments then available thereunder.

In connection with the CIBC Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. The CIBC Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, the Administrative Agent, at the request of the required lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the CIBC Credit Facility immediately due and payable. As of December 31, 2024, we were in compliance with all covenants of the CIBC Credit Facility.

The Company’s obligations under the CIBC Credit Facility are secured by the Company’s ability to call capital from its investors, the capital commitments and capital contributions of such investors, the bank accounts into which such capital contributions are funded and any other assets.

As of December 31, 2024, we had no borrowings outstanding under the CIBC Credit Facility. For the year ended December 31, 2024, the Company incurred $805,418 in interest expense and credit facility fees.

As of December 31, 2023, the Company had no outstanding borrowings and did not incur any interest expense.

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

As of December 31, 2024, the Company had the following unfunded commitments:

		Par as of
Company	Investment	December 31, 2024
Allworth Financial Group, L.P.	First Lien Delayed Draw Term Loan	$5,547,836
Allworth Financial Group, L.P.	First Lien Revolving Loan	261,268
Komline-Sanderson Group, Inc.	First Lien Delayed Draw Term Loan	5,218,858
Komline-Sanderson Group, Inc.	First Lien Revolving Loan	2,124,366
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	918,686
oneZero Financial Systems, LLC	First Lien Revolving Loan	656,204
Pediatric Home Respiratory Services, LLC	First Lien Delayed Draw Term Loan	2,730,052
Pediatric Home Respiratory Services, LLC	First Lien Revolving Loan	1,274,025
StrategyCorps, LLC	First Lien Delayed Draw Term Loan	2,274,436
StrategyCorps, LLC	First Lien Revolving Loan	1,137,218
Total (1)		$22,142,949
(1)	The Adviser’s determination of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.

Related Party Transactions

We have entered into a number of business relationships with related parties, including the following:

●	the Advisory Agreement;
●	the Administration Agreement; and
●	the Licensing Agreement.

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

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. We describe additional significant accounting policies in the notes to our financial statements in addition to those discussed below. A discussion of our critical accounting policies follows.

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

Market participants are defined as buyers and sellers that are:

●	Independent of the reporting entity (i.e., they are not related parties).
●	Knowledgeable, having a reasonable understanding of the asset or liability and the transaction based on all available information, including information obtained through usual and customary due-diligence efforts.
●	Willing to enter the transaction (i.e., they are motivated but not forced or otherwise compelled to do so).
●	Able to execute the transaction.

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

Valuation Techniques/Methodologies.

The following valuation techniques/methodologies shall be used to measure fair value:

●	Market approach – use observable prices generated from market transactions involving identical, similar or otherwise comparable assets (e.g., use of market multiples derived from a set of publicly traded comparable companies or the use of credit spreads from publicly available sources);
●	Income approach – use valuation techniques/methodologies to convert future amounts (e.g., cash flow or earnings) to a single present amount (e.g., discounted cash flow (“DCF”) model or Black-Scholes model); and
●	Cost approach – based on the current replacement cost of an asset.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories based on inputs:

●	Level 1 – Quoted prices (unadjusted) are available in active markets for identical investments that the Company has the ability to access as of the reporting date. The type of investments that would generally be included in Level 1 include listed equity securities and listed derivatives. The Company, to the extent it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company holds a large position, and a sale could reasonably impact the quoted price.
●	Level 2 – Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined using models or other valuation methodologies. The types of investments which would be included in this category include publicly traded securities with restrictions on disposition.
●	Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation by the Adviser. The types of investments that would generally be included in this category include unlisted debt and equity securities issued by private entities.

Investments in Entities that Calculate NAV per Share.

Certain types of investments that permit investors to redeem investments directly with the investee or to receive distributions from the investee at NAV at specified times do not have readily determinable fair values available for such investments. As a practical expedient, the fair value of such investments, which are not required to be included in the hierarchy above, may be estimated using NAV of the investment, provided that all of the following criteria are met:

●	The investment company’s primary business activity involves investing its assets, usually in the securities of other entities not under common management, for current income, appreciation, or both.
●	Ownership in the investment company is represented by units of investments, such as shares of stock or partnership interests, to which proportionate shares of net assets can be attributed.
●	The funds of the investment company’s owners are pooled to avail owners of professional investment management.
●	The investment company is the primary reporting entity.

Investment Valuation.

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

Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. When a Loan is placed on non-accrual status, the Company ceases to recognize interest income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may determine to continue to accrue interest on a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal.

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

Distributions

We intend to elect to be treated for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code as soon as is reasonably practical and intend to so qualify annually thereafter. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income, or capital gains distributed to shareholders as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90 percent of our investment company taxable income.

Beginning with its first tax year-end treated as a RIC, the Company intends to make the requisite distributions to its Members, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its Members. Therefore, no provision for federal income taxes is recorded in the financial statements of the Company. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

Income Taxes

For periods prior to the effectiveness of our RIC election, the Company expects to be taxed as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the years ended December 31, 2024 and 2023.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2024.

Recent Developments

Subsequent to December 31, 2024, the Company invested $10.7 million in a first lien senior secured term loan and a delayed draw facility with a weighted average yield of 10.5%.

On March 3, 2025, pursuant to a capital drawdown notice previously delivered to its investors, the Company issued and sold 3,375,975 Shares for an aggregate offering price of $51,358,465.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

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

As of December 31, 2024, 100.0% of our debt investments based on fair value bear interest at floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.97%. The CIBC Credit Facility bears interest at floating rates with no interest rate floor.

Based on our Statements of Assets and Liabilities as of December 31, 2024, assuming there are no changes in our investment and borrowing structure, the following table shows the approximate annualized impact on net interest income, of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$2,892,976	$—	$2,892,976
Up 200 basis points	1,928,651	—	1,928,651
Up 100 basis points	964,325	—	964,325
Down 100 basis points	(964,325)	—	(964,325)
Down 200 basis points	(1,928,651)	—	(1,928,651)
Down 300 basis points	(2,892,976)	—	(2,892,976)

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

Credit Risk

We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2024 and 2023, we held the majority of our cash balances with a single highly rated banking institution and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

Item 8Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, New York, New York, PCAOB ID: 42)	62

Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023	63

Statements of Operations for the years ended December 31, 2024, December 31, 2023 and the period from October 17, 2022 (inception) to December 31, 2022	64

Statements of Changes in Net Assets for the years ended December 31, 2024, December 31, 2023 and the period from October 17, 2022 (inception) to December 31, 2022	65

Statements of Cash Flows for the years ended December 31, 2024, December 31, 2023 and the period from October 17, 2022 (inception) to December 31, 2022	66

Schedule of Investments as of December 31, 2024	67

Notes to the Financial Statements	69

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Managers of Andalusian Credit Company, LLC

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Andalusian Credit Company, LLC (the Company), including the schedule of investments, as of December 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2024, 2023, and for the period from October 17, 2022 (date of inception) to December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for the years ended December 31, 2024, 2023, and for the period from October 17, 2022 (date of inception) to December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 19, 2025

Andalusian Credit Company, LLC

Statements of Asset and Liabilities

	December 31,	December 31,
	2024	2023
Assets:
Investments in non-controlled/non-affiliated investments, at fair value (cost $91,004,288 and $0, respectively)	$91,188,202	$—
Cash and cash equivalents	59,419,565	1,011,952
Interest receivable	913,083	—
Prepaid expenses and other assets	399,901	37,459
Deferred offering expenses (Note 2)	—	1,121,105
Due from affiliate	—	17,413
Total assets	$151,920,751	$2,187,929

Liabilities:
Management fees payable	$1,520,781	$616,721
Administration fees payable	316,040	124,082
Professional fees payable	151,000	165,000
Legal fees payable	73,755	89,652
Interest and credit facility fees payable (Note 6)	62,708	—
Due to affiliate	32,166	—
Organizational expenses payable	—	132,327
Offering expenses payable	—	33,313
Accounts payable and accrued expenses	15,024	85,918
Total liabilities	$2,171,474	$1,247,013

Commitments and contingencies (Note 7)

Net assets:

Shares, par value $0.001 (9,863,357 and 171,874 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	$9,863	$172
Paid-in-capital in excess of par value	155,066,351	3,598,907
Distributable earnings (loss)	(5,326,937)	(2,658,163)
Total net assets	$149,749,277	$940,916
Total liabilities and net assets	$151,920,751	$2,187,929
Net asset value per share	$15.18	$5.47	(1)
(1)	Not meaningful given timing and amount of the Company’s first capital call.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Operations

				Period from
				October 17, 2022
				(Inception)
	Year ended	Year ended		through
	December 31,	December 31,		December 31,
	2024(1)	2023		2022
Investment Income:
Interest income from non-controlled/non-affiliated investments	$5,788,316	$—		$—
Interest from cash and cash equivalents	768,781	—		—
Other income	336,778	—		—
Total investment income	6,893,875	—		—

Expenses:
Management fees	$6,803,716	$740,065		$—
Professional fees	1,296,253	276,314		—
Administration fees	1,189,187	124,082		—
Offering expenses	1,121,105	161,605		—
Interest expense and credit facility fees	805,418	—		—
Board fees	430,000	197,310		—
General and administrative expenses	537,979	164,967		—
Organizational expenses (Note 2)	—	813,937		141,622
Total operating expenses	12,183,658	2,478,280		141,622
Management fees waiver	(992,780)	(123,344)		—
Net operating expenses	11,190,878	2,354,936		141,622
Net investment loss	(4,297,003)	(2,354,936)		(141,622)

Net unrealized gains (losses) on investment transactions:
Net unrealized gain (loss) from non-controlled non-affiliated investments	183,914	—		—
Net unrealized gains (losses)	183,914	—		—
Net decrease in net assets resulting from operations	$(4,113,089)	$(2,354,936)		$(141,622)

Per share data:
Net investment loss per share	$(1.07)	$(52.78)	(2)	N/A	(3)
Net decrease in net assets resulting from operations per share	$(1.02)	$(52.78)	(2)	N/A	(3)
Weighted average shares outstanding	4,026,013	44,618		N/A	(3)
(1)	Certain items have been reclassified in prior years to conform with the current year presentation.
(2)	Not meaningful given timing and amount of the Company’s first capital call.
(3)	As of December 31, 2022, there were no shares issued and outstanding.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Changes in Net Assets

	Shares
			Paid in	Distributable
	Share	Par	Capital in	Earnings	Total Net
	Amount	Amount	Excess of Par	(Loss)	Assets
Balance at October 17, 2022 (Inception)	—	$—	$—	$—	$—

Operations:
Net investment income (loss)	—	—	—	(141,622)	(141,622)
Net increase (decrease) in net assets resulting from operations	—	—	—	(141,622)	(141,622)

Capital transactions:
Total increase (decrease) for the period ended December 31, 2022	—	—	—	(141,622)	(141,622)
Balance at December 31, 2022	—	$—	$—	$(141,622)	$(141,622)

	Shares
			Paid in	Distributable
	Share	Par	Capital in	Earnings	Total Net
	Amount	Amount	Excess of Par	(Loss)	Assets
Balance at December 31, 2022	—	$—	$—	$(141,622)	$(141,622)

Operations:
Net investment income (loss)	—	—	—	(2,354,936)	(2,354,936)
Net increase (decrease) in net assets resulting from operations	—	—	—	(2,354,936)	(2,354,936)

Capital transactions:
Proceeds from issuance of shares	171,874	172	3,437,302	—	3,437,474
Net increase (decrease) in net assets resulting from capital share transactions	171,874	172	3,437,302	—	3,437,474
Total increase (decrease) for the year ended December 31, 2023	171,874	172	3,437,302	(2,354,936)	1,082,538
Tax reclassification of net assets	—	—	161,605	(161,605)	—
Balance at December 31, 2023	171,874	$172	$3,598,907	$(2,658,163)	$940,916

	Shares
			Paid in	Distributable
	Share	Par	Capital in	Earnings	Total Net
	Amount	Amount	Excess of Par	(Loss)	Assets
Balance at December 31, 2023	171,874	$172	$3,598,907	$(2,658,163)	$940,916

Operations:
Net investment income (loss)	—	—	—	(4,297,003)	(4,297,003)
Net unrealized gain (loss) on investments	—	—	—	183,914	183,914
Net increase (decrease) in net assets resulting from operations	—	—	—	(4,113,089)	(4,113,089)

Capital transactions:
Proceeds from issuance of shares	9,691,483	9,691	152,911,759	—	152,921,450
Net increase (decrease) in net assets resulting from capital share transactions	9,691,483	9,691	152,911,759	—	152,921,450
Total increase (decrease) for the year ended December 31, 2024	9,691,483	9,691	152,911,759	(4,113,089)	148,808,361
Tax reclassification of net assets	—	—	(1,444,315)	1,444,315	—
Balance at December 31, 2024	9,863,357	$9,863	$155,066,351	$(5,326,937)	$149,749,277

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Cash Flows

			Period from
			October 17, 2022
			(Inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2024	2023	2022
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(4,113,089)	$(2,354,936)	$(141,622)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchases of investments	(110,504,980)	—	—
Proceeds from principal repayments	20,027,197	—	—
Net unrealized (gain) loss on investments	(183,914)	—	—
Amortization of premium and accretion of discount, net	(526,505)	—	—
Amortization of deferred offering expenses	1,121,105	161,605	—
Amortization of deferred financing costs	457,841	—	—
Amortization of prepaid expenses	125,793	14,920	—
Changes in operating assets and liabilities:
Interest receivable	(913,083)	—	—
Prepayment of expenses	(173,476)	(52,379)	—
Due from affiliate	17,413	(17,413)	—
Management fees payable	904,060	616,721	—
Professional fees payable	(14,000)	165,000	—
Organizational expenses payable	(132,327)	8,755	123,572
Administration fees payable	191,958	124,082	—
Legal fees payable	(15,897)	89,652	—
Interest and credit facility fees payable	62,708	—	—
Due to affiliate	32,166	(21,023)	18,050
Accounts payable and accrued expenses	(70,894)	85,918	—
Net cash provided by (used in) operating activities	(93,707,924)	(1,179,098)	—

Cash flows from financing activities:
Proceeds from issuance of shares	152,921,450	3,437,474	—
Offering expenses paid	(33,313)	(1,246,424)	—
Borrowings on debt	20,500,000	—	—
Repayments of debt	(20,500,000)	—	—
Deferred financing costs	(772,600)	—	—
Net cash provided by (used in) financing activities	152,115,537	2,191,050	—
Net increase in cash	58,407,613	1,011,952	—
Cash and cash equivalents, beginning of year/period	1,011,952	—	—
Cash and cash equivalents, end of year/period	$59,419,565	$1,011,952	$—

Supplemental and non-cash activities
Interest, including credit facility fees, paid during the year	$284,869	$—	$—
Accrued but unpaid offering costs	$—	$33,313	$504,755

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Schedule of Investments

As of December 31, 2024

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Non-controlled non-affiliated investments
Debt investments
Capital Equipment
Komline-Sanderson Group, Inc.	(5)	First Lien Term Loan	S+	5.75%	10.24%	09/06/29	$10,828,370	$10,627,752	$10,627,752	7.1%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.75%	10.24%	09/06/29	—	(48,807)	(48,807)	0.0%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Revolving Loan	S+	5.75%	10.24%	09/06/29	—	(39,776)	(39,776)	0.0%
								10,539,169	10,539,169	7.1%

FIRE: Finance	(7)
Allworth Financial Group, L.P.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.36%	12/23/27	105,745	79,408	79,408	0.1%
Allworth Financial Group, L.P.	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.36%	12/23/27	—	(2,437)	(2,437)	0.0%
StrategyCorps, LLC	(5)	First Lien Term Loan	S+	5.25%	9.61%	06/28/30	5,657,660	5,586,055	5,615,228	3.7%
StrategyCorps, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	9.61%	06/28/30	—	(7,278)	(17,058)	0.0%
StrategyCorps, LLC	(5)(6)	First Lien Revolving Loan	S+	5.25%	9.61%	06/28/30	—	(15,011)	(8,529)	0.0%
								5,640,737	5,666,612	3.8%

FIRE: Insurance	(7)
Accession Risk Management Group, Inc.	(5)	First Lien Delayed Draw Term Loan	S+	4.75%	9.21%	10/30/29	4,526,617	4,526,617	4,526,616	3.0%
World Insurance Associates, LLC	(5)	First Lien Term Loan	S+	6.00%	10.33%	04/03/28	4,526,705	4,526,705	4,526,705	3.0%
								9,053,322	9,053,321	6.0%

Healthcare & Pharmaceuticals
Giving Home Health Care	(5)	First Lien Term Loan	S+	6.00%	10.62%	04/26/29	8,524,258	8,367,595	8,417,705	5.6%
Pediatric Home Respiratory Services, LLC	(5)	First Lien Term Loan	S+	5.50%	9.78%	12/23/30	13,953,601	13,884,156	13,884,156	9.3%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.78%	12/23/30	—	(6,786)	(6,786)	0.0%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.78%	12/23/30	242,671	235,122	235,122	0.2%
								22,480,087	22,530,197	15.1%

Media: Diversified & Production
Touchtunes Music Group, LLC	(5)	First Lien Term Loan	S+	4.75%	9.08%	04/01/29	4,526,128	4,526,128	4,526,128	3.0%
								4,526,128	4,526,128	3.0%

High Tech Industries
oneZero Financial Systems, LLC	(5)	First Lien Term Loan	S+	5.00%	9.59%	10/07/31	5,249,634	5,198,789	5,198,789	3.5%
oneZero Financial Systems, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.59%	10/07/31	—	(4,449)	(4,449)	0.0%
oneZero Financial Systems, LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.59%	10/07/31	—	(6,352)	(6,344)	0.0%
								5,187,988	5,187,996	3.5%

Services: Business
ImageFirst Holdings, LLC	(5)	First Lien Term Loan	S+	4.25%	8.58%	04/27/28	7,005,036	6,999,991	7,005,036	4.7%
Integrity Marketing Acquisition, LLC	(5)	First Lien Term Loan	S+	5.00%	9.51%	08/27/28	13,615,330	13,530,869	13,615,330	9.1%
SAFEbuilt, LLC	(5)	First Lien Term Loan	S+	6.85%	11.40%	12/31/25	13,130,064	13,045,997	13,064,413	8.7%
								33,576,857	33,684,779	25.5%
Total debt investments								91,004,288	91,188,202	64.0%
Total non-controlled non-affiliated investments								91,004,288	91,188,202	64.0%

Cash and cash equivalents
State Street Institutional U.S. Government Money Market Fund - Premier Class	(8)(9)	Money Market Fund			4.43%			58,868,006	58,868,006	39.3%
Cash		Cash						551,559	551,559	0.4%
Total cash and cash equivalents								59,419,565	59,419,565	39.7%
Total investments and cash and cash equivalents								$150,423,853	$150,607,767	103.7%

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Schedule of Investments

As of December 31, 2024

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of December 31, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $150,423,853 resulting in estimated gross unrealized gains and losses of $193,695 and ($9,781), respectively.
(4)	In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 5 for further information related to investments at fair value.
(5)	Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“S”) which may also contain a credit spread adjustment depending on the tenor election, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2024. As of December 31, 2024, the reference rates for our variable rate loans was SOFR at 4.49%.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative amortized cost or fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(7)	Finance, Insurance, and Real Estate (“FIRE”).
(8)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 5 for further information related to investments at fair value.
(9)	The rate presented represents the annualized seven-day yield as of December 31, 2024.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Notes to Financial Statements

December 31, 2024

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

The Company is conducting, on a continuous basis, a private offering (the “Private Offering”) of its limited liability company interests, par value $0.001 per share (“Shares”), to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended, (the “Securities Act”) in reliance on exemptions from the registration requirements of the Securities Act. Shares will be offered for subscription continuously throughout an initial closing period and may be offered from time to time thereafter pursuant to the terms set forth in the Company’s confidential private placement memorandum, as may be amended, amended and restated, and/or supplemented from time to time (the “Memorandum”). Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Shares of the Company pursuant to a subscription agreement entered into with the Company (the “Subscription Agreement”).

The Company commenced operations contemporaneously with the initial drawdown from investors in the Private Offering which occurred on November 14, 2023 (the “Initial Closing Date”).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Company’s fiscal year ends on December 31. Certain items have been reclassified in prior years to conform with the current year presentation.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net unrealized appreciation or depreciation on investments reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Fair value and amortized cost on positions with unfunded commitments can result in negative investment balances when unamortized discounts or fees are greater than the principal amount outstanding on the loan. See Note 5, Fair Value Measurements, for further information about fair value measurements.

Cash and Cash Equivalents

Cash and cash equivalents may consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents are categorized as Level 1 of the fair value hierarchy. The Company deposits its cash and cash equivalents with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. As of December 31, 2024 and 2023, the Company did not have any balances related to restricted cash.

Revenue Recognition

Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective dividend payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the years ended December 31, 2024, December 31, 2023 and for the period October 17, 2022 (inception) to December 31, 2022, the Company did not hold any investments that have contractual PIK interest or PIK dividends. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion or amortization of discounts or premiums, if any.

Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. When a Loan is placed on non-accrual status, the Company ceases to recognize interest income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may determine to continue to accrue interest on a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal.

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

For the year ended December 31, 2024, the Company incurred $0 and $1,121,105 of organizational and offering expenses, respectively. For the year ended December 31, 2023, the Company incurred $813,937 and $161,605 of organizational and offering expenses, respectively. For the period from October 17, 2022 (inception) to December 31, 2022, the Company incurred $141,622 of organizational expenses. As of December 31, 2024 and 2023, $0 and $132,327 of organizational expenses remained payable, respectively. As of December 31, 2024 and 2023, $0 and $33,313 of offering expenses remained payable, respectively.

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

For year ended December 31, 2024, the Company incurred $772,600 of financing costs, of which $457,841 has been amortized. The unamortized balance of financing costs of $314,759 is deferred and included in prepaid expenses and other assets in the accompanying Statements of Assets and Liabilities. The Company had no borrowings or associated costs for the year ended December 31, 2023 and for the period from October 17, 2022 (inception) to December 31, 2022.

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

For periods prior to the effectiveness of our RIC election, we expect to be taxed as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the years ended December 31, 2024 and December 31, 2023 and for the period from October 17, 2022 (inception) to December 31, 2022.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current period. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2024, no tax expenses and no interest and penalties were incurred.

Functional Currency

The functional currency of the Company is the U.S. Dollar, and all transactions were in U.S. Dollars.

Segment Reporting

The Company has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate current income and capital appreciation by investing primarily in senior secured loans. The chief operating decision maker (“CODM”) is the management committee of the Adviser. The CODM assesses the performance and makes operating decisions of the Company. In addition to numerous other factors and metrics, the CODM utilizes the Company’s portfolio composition, total returns, expense ratios and changes in net assets to assess the segment’s performance. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying statements of operations.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its financial statements.

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

For the year ended December 31, 2024, the Company incurred Management Fees of $5,810,936, net of the Management Fee waiver of $992,780. For the year ended December 31, 2023, the Company incurred Management Fees of $616,721, net of the Management Fee waiver of $123,344. As of December 31, 2024 and 2023, the Company recorded a Management Fee payable of $1,520,781 and $616,721, respectively. For the period from October 17, 2022 (inception) to December 31, 2022, the Company did not incur a Management Fee.

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

Income Incentive Fee

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

Prior to the occurrence of an Exchange Listing, the Company will pay the Income Incentive Fee in each calendar quarter as follows:

●	No Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;
●	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Pre-Exchange Listing Catch-Up Amount”) determined on a quarterly basis by multiplying 1.4705% (5.882% annualized) by the Company’s NAV at the beginning of each applicable calendar quarter. The Pre-Exchange Listing Catch-Up Amount is intended to provide the Adviser with an incentive fee of 15% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches the Pre-Exchange Listing Catch-Up Amount in any calendar quarter; and
●	for any calendar quarter in which the Company’s pre-incentive fee net investment income exceeds the Pre-Exchange Listing Catch-Up Amount, the Income Incentive Fee shall equal 15% of the amount of the Company’s pre-incentive fee net investment income for the calendar quarter.

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

On and after the occurrence of an Exchange Listing, the Company will pay the Income Incentive Fee in each calendar quarter as follows:

●	no Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;
●	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Post-Exchange Listing Catch-Up Amount”) determined on a quarterly basis by multiplying 1.5625% (6.25% annualized) by the Company’s NAV at the beginning of each applicable calendar quarter. The Post-Exchange Listing Catch-Up Amount is intended to provide the Adviser with an incentive fee of 20% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches the Post-Exchange Listing Catch-Up Amount in any calendar quarter; and
●	for any calendar quarter in which the Company’s pre-incentive fee net investment income exceeds the Post-Exchange Listing Catch-Up Amount, the Income Incentive Fee shall equal 20% of the amount of the Company’s pre-incentive fee net investment income for the calendar quarter.

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

For the years ended December 31, 2024 and 2023 and for the period from October 17, 2022 (inception) to December 31, 2022, the Company did not incur any Income Incentive Fees.

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

For the years ended December 31, 2024 and 2023 and for the period from October 17, 2022 (inception) to December 31, 2022, the Company did not incur any Capital Gains Incentive Fees.

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

For the years ended December 31, 2024 and 2023, the Company incurred Administration Fees of $1,189,187 and $124,082, respectively. For the period from October 17, 2022 (inception) to December 31, 2022, the Company did not incur an Administration Fee. As of December 31, 2024 and 2023, the Company recorded Administration Fees payable of $316,040 and $124,082, respectively. For the period from October 17, 2022 (inception) to December 31, 2022, the Company did not incur an Administration Fee.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2024:

	December 31, 2024
			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)
First Lien Term Loans	$91,004,288	$91,188,202	$183,914
Total	$91,004,288	$91,188,202	$183,914
(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments based on fair value as of December 31, 2024 was as follows:

December 31, 2024
Services: Business	36.9%
Healthcare & Pharmaceuticals	24.7
Capital Equipment	11.6
FIRE: Insurance	9.9
FIRE: Finance	6.2
High Tech Industries	5.7
Media: Diversified & Production	5.0
Total	100.0%

The geographic composition of investments based on fair value as of December 31, 2024 was as follows:

December 31, 2024
United States	100.0%
Total	100.0%

As of December 31, 2023 and 2022, the Company held no investments.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the year ended December 31, 2024, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value by the above fair value hierarchy levels as of December 31, 2024. There were no investments held as of December 31, 2023.

	As of December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Term Loans	$—	$—	$91,188,202	$91,188,202
Total	$—	$—	$91,188,202	$91,188,202

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the year ended December 31, 2024:

	First Lien
	Term Loans	Total
Fair Value as of December 31, 2023	$—	$—
Purchases	110,504,980	110,504,980
Accretion of discount and fees (amortization of premium), net	526,505	526,505
Proceeds from principal repayments	(20,027,197)	(20,027,197)
Net unrealized gain (loss) from non-controlled non-affiliated investments	183,914	183,914
Balance as of December 31, 2024	$91,188,202	$91,188,202
Net unrealized gain (loss) on Level 3 investments still held as of December 31, 2024	$183,914	$183,914

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

The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 30, 2024:

	Fair Value as of	Valuation Techniques/	Unobservable	Range		Weighted
Investment Type	December 31, 2024	Methodologies	Input	Low	High	Average (1)
First Lien Term Loans	$14,189,463	Recent Transaction	Transaction Price	99.00%	99.50%	99.50%
	76,998,739	Yield Analysis	Discount Rate	8.17%	12.94%	10.19%
Total	$91,188,202
(1)	The weighted average is calculated based on the fair value of each investment.

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

As of December 31, 2024 and 2023 there were no secured borrowings under the CIBC Credit Facility which closed on February 12, 2024 (“Effective Date”).

The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.

Note 6. Borrowings

In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company did not have any borrowings outstanding as of December 31, 2024 and 2023.

On the Effective Date, the Company entered into the CIBC Credit Facility, by and among the Company, as borrower, CIBC Bank USA, as Administrative Agent and letter of credit issuer, and the financial institutions party thereto.

On December 13, 2024, the Company entered into the First Amendment to the CIBC Credit Facility (the “First Amendment”), which amends certain provisions of the CIBC Credit Facility to, among other things, extend the Stated Maturity Date from February 12, 2025, to December 12, 2025.

The CIBC Credit Facility provides for borrowings in U.S. dollars in an initial aggregate amount of up to $75,000,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $175,000,000.

Availability under the CIBC Credit Facility will terminate on the earlier of December 12, 2025 (the “Stated Maturity Date”), which may be extended for an additional period of up to one year subject to the consent of the Administrative Agent and extending lenders, and the date of termination of the revolving commitments thereunder.

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

The Company was in compliance with all financial covenants and other requirements under the CIBC Credit Facility as of December 31, 2024.

As of December 31, 2024, under the CIBC Credit Facility, the unused portion and amount available to draw was $75,000,000.

For the year ended December 31, 2024, the components of interest expense and credit facility fees were as follows:

Year ended
December 31, 2024
Interest expense	$116,363
Unused commitment fee	231,214
Amortization of deferred financing costs	457,841
Total interest expense and credit facility fees	805,418
Average principal debt outstanding	$1,415,301
Average interest rate	8.22%

As of December 31, 2024, the components of interest and credit facility fees payable were as follows:

As of
December 31, 2024
Interest expense payable	$—
Unused commitment fee payable	62,708
Total interest expense and credit facility fees payable	$62,708

For the year ended December 31, 2023 and for the period from October 17, 2022 (inception) to December 31, 2022, the Company did not incur any interest expenses or have any debt outstanding.

Note 7. Commitments and Contingencies

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

As of December 31, 2024, the Company had the following unfunded commitments:

		Par as of
Company	Investment	December 31, 2024
Allworth Financial Group, L.P.	First Lien Delayed Draw Term Loan	$5,547,836
Allworth Financial Group, L.P.	First Lien Revolving Loan	261,268
Komline-Sanderson Group, Inc.	First Lien Delayed Draw Term Loan	5,218,858
Komline-Sanderson Group, Inc.	First Lien Revolving Loan	2,124,366
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	918,686
oneZero Financial Systems, LLC	First Lien Revolving Loan	656,204
Pediatric Home Respiratory Services, LLC	First Lien Delayed Draw Term Loan	2,730,052
Pediatric Home Respiratory Services, LLC	First Lien Revolving Loan	1,274,025
StrategyCorps, LLC	First Lien Delayed Draw Term Loan	2,274,436
StrategyCorps, LLC	First Lien Revolving Loan	1,137,218
Total (1)		$22,142,949

(1)The Adviser’s determination of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.

As the Company had no investments at December 31, 2023 and 2022, there were no unfunded commitments.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024 and 2023, the Company is not aware of any pending or threatened litigation.

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements as of December 31, 2024 or December 31, 2023 for any such exposure.

Note 8. Net Assets

Unregistered Sales of Equity Securities

As of December 31, 2024, the Company had the authority to issue an unlimited number of Shares at $0.001 par value per share. Since inception through December 31, 2024, the Company has completed the following share issuances:

Share Issuance Date	Shares Issued	Proceeds Received
June 30, 2023	50	$1,000
November 14, 2023	171,824	3,436,474
February 13, 2024	973,655	19,473,102
April 15, 2024	2,482,469	38,892,227
September 3, 2024	2,901,546	44,013,319
December 2, 2024	3,333,813	50,542,802
Total	9,863,357	$156,358,924

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

For the years ended December 31, 2024 and 2023, the Company issued 9,691,483 and 171,874 shares at an average price of $15.78 and $20.00 through the Private Offering, resulting in gross proceeds to the Company of $152,921,450 and $3,437,474, respectively. There were no shares issued for the period October 17, 2022 (inception) to December 31, 2022. All current income and realization proceeds will be retained by the Company and be available for reinvestment.

As of December 31, 2024 and 2023, the Company had 9,863,357 and 171,874 shares outstanding, respectively. There were no shares outstanding as of December 31, 2022.

As of December 31, 2024, the Company had received Capital Commitments of $505,663,513 of which $348,907,133 were undrawn. As of December 31, 2023, the Company had received Capital Commitments of $380,519,213 of which $377,079,446 were undrawn.

There were no dividends declared or reinvested from inception through December 31, 2024.

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

During the year ended December 31, 2024 and 2023, the Company did not repurchase any Shares.

Note 9. Earnings Per Share

The Company computes earnings per share in accordance with ASC 260. Basic and diluted earnings per share was calculated by dividing net decrease in net assets resulting from operations attributable to the Company by the weighted average number of shares outstanding for the period. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2024 and 2023 and for the period from October 17, 2022 (date of inception) through December 31, 2022:

				Period from
				October 17, 2022
				(Inception)
	Year ended	Year ended		through
	December 31,	December 31,		December 31,
	2024	2023		2022(1)
Net decrease in net assets resulting from operations	$(4,113,089)	$(2,354,936)		(141,622)
Weighted average shares outstanding	4,026,013	44,618		N/A
Basic and diluted loss per share	$(1.02)	$(52.78)	(2)	N/A
(1)	There were no shares outstanding as of December 31, 2022
(2)	Not meaningful due to the timing of commencement of operations and the Company’s first capital call.

Note 10. Tax Matters

The Company intends to comply with the provisions of the Code applicable to RICs for future taxable years. The Company did not qualify to elect treatment as a RIC for the current year and is subject to tax as a regular corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the years ended December 31, 2024 and December 31, 2023. For the period from October 17, 2022 (date of inception) through December 31, 2022, there were no deferred tax assets or liabilities recorded.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities, including organizational expenses, for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023, were as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforward	$1,454,652	$454,818
Organizational costs	288,345	309,189
Total	1,742,997	764,007
Valuation allowance	(1,742,997)	(764,007)
Total deferred tax assets	—	—
Deferred tax liabilities:
Total deferred tax liabilities	—	—
Net deferred tax assets and liabilities	$—	$—

The Company’s income tax provision consists of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Current tax (expense)/benefit:
Federal	$—	$—
State and Local	—	—
Total current tax (expense)/benefit	—	—

Deferred tax (expense)/benefit:
Federal	1,118,657	490,340
State and Local	624,340	273,667
Total	1,742,997	764,007
Valuation allowance	(1,742,997)	(764,007)
Total deferred tax (expense)/benefit	—	—

Total income tax (expense)/benefit	$—	$—

Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the years ended December 31, 2024 and 2023, as follows:

	December 31, 2024	December 31, 2023
Income tax benefit at federal statutory rate (21.0%)	$863,749	$524,277
State and local income tax benefit (estimated 11.7%, net of federal detriment)	482,072	273,667
Permanent book/tax differences.	(366,831)	(33,937)
Valuation allowance	(978,990)	(764,007)
Total income tax (expense)/benefits	$—	$—

At December 31, 2024 and 2023, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused. Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset as of the years ended December 31, 2024 and 2023. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material.

As of December 31, 2024 and 2023, the Company had a net operating loss carryforward for federal income tax purposes of $1,454,652 and $454,818, respectively. This net operating loss may be carried forward indefinitely.

As of December 31, 2024 and 2023, the Company did not have any capital loss carryforward.

Note 11. Financial Highlights

The below table presents the schedule of financial highlights of the Company:

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Per share data:* (1)
Net asset value at beginning of year(2)	$5.47	$(3.17)
Net investment loss	(1.07)	(52.78)
Net unrealized gains (losses)	0.05	—
Net decrease in net assets resulting from operations	(1.02)	(52.78)
Issuance of Shares	10.73	61.42
Distributions declared	—	—
Net asset value at end of year	$15.18	$5.47

Shares outstanding at end of year	9,863,357	171,874
Weighted average net assets	$65,107,520	(215,329)
Weighted average shares outstanding	4,026,013	44,618
Total return based on net asset value (3)	177.48%	NM	(5)

Supplemental Data/Ratio:*
Net assets at end of year	$149,749,277	$940,916
Ratio of total expenses to average net assets	18.71%	1,150.93	% (4)
Ratio of net expenses after waivers to average net assets	17.19%	1,093.65	% (4)
Ratio of net investment loss to average net assets	(6.60)%	(1,093.65)	% (4)
Portfolio turnover	39.47%	—%
*	Financial highlights are not required from the Inception Date to December 31, 2022 as there were no shareholders during this period.
(1)	The weighted average shares outstanding calculation begins on June 30, 2023, the date the Adviser purchased 50 Shares for an aggregate purchase price of $1,000. Prior to this date, there were no shares outstanding.
(2)	The per share data, including the net asset value at beginning of year, was derived by using the weighted average shares outstanding as described in footnote 1. The net asset value at beginning of the year is based on the net asset value as of January 1, 2023.
(3)	Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s distribution reinvestment plan.
(4)	The calculations of the ratio of total expenses to average net assets, ratio of net expenses after waivers to average net assets and ratio of net investment loss to average net assets are not meaningful, as the Company commenced operations on November 14, 2023 and therefore had limited operational activity and made no investments during 2023. These ratios have not been annualized.
(5)	Not meaningful due to the timing of commencement of operations and the Company’s first capital call.

Note 12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the financial statements, except as disclosed below.

Subsequent to December 31, 2024, the Company invested $10.7 million in a first lien senior secured term loan and a delayed draw facility with a weighted average yield of 10.5%.

On March 3, 2025, pursuant to a capital drawdown notice previously delivered to its investors, the Company issued and sold 3,375,975 Shares for an aggregate offering price of $51,358,465.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

(b) Management’s Report on Internal Controls Over Financial Reporting

Our management, including our Chief Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management (with the participation of our Chief Executive Officer and Principal Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our Managers or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Managers, Executive Officers and Corporate Governance

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

Managers

Name	Birth Year	Position	Length of Service
Interested Board Member
Joseph M. Otting	1957	Chairman	Since 2023

Independent Board Members
Bita Ardalan	1961	Board Member	Since 2023
Alan Frank	1951	Board Member	Since 2023

The address for each Board Member is c/o Andalusian Credit Company, LLC, 40 West 57th Street, Suite 1700, New York, New York 10019.

The following information regarding the executive officers and key personnel who are not Board Members is as of December 31, 2024:

Executive Officers

Name	Birth Year	Position
Aaron Kless	1973	Chief Executive Officer (ACC), Chief Executive Officer, Managing Partner and Chief Investment Officer (ACP)

Mike Szczurek	1984	Principal Financial Officer (ACC)

Key Personnel

Name	Birth Year	Position
Joseph M. Otting	1957	Vice Chairman (ACP)
		Chairman of the Board (ACC)
Kimberly Smith	1973	Chief Capital Formation Officer (ACP)
Jeffrey Kaplan	1961	Co-Founding Partner (ACP)
Nicholas Savasta	1980	Co-Founding Partner (ACP)
Roger W. Ferguson, Jr.	1951	Executive Chairman (ACP)

Manager Biographies

Our Managers have been divided into two groups – an Interested Board Member and Independent Board Members. An Interested Board Member is an “interested person,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.

Interested Board Member

Joseph M. Otting (Vice Chairman of ACP, Chairman of the Board of ACC): Joseph M. Otting is a Vice Chairman of ACP and the Chairman of the Board of ACC. Mr. Otting serves as Executive Chairman, President, and Chief Executive Officer of Flagstar Financial, Inc. and of its bank subsidiary, Flagstar Bank, N.A. Mr. Otting previously served as the 31st United States Comptroller of the Currency from 2017 to 2020. The Comptroller of the Currency is the administrator of the federal banking system and chief officer of the Office of the Comptroller of the Currency (“OCC”). The OCC supervises nearly 1,400 national banks, federal savings associations and federal branches and agencies of foreign banks operating in the U.S. The mission of the OCC is to ensure that national banks and federal savings associations operate in a safe and sound manner, provide fair access to financial services, treat customers fairly and comply with applicable laws and regulations. As the Comptroller, Mr. Otting also served as a Manager of the Federal Deposit Insurance Corporation. Prior to being sworn in as the Comptroller of the Currency, Mr. Otting was President and CEO of OneWest Bank, N.A. from 2010 to 2015 when it was acquired by CIT Group. Prior to OneWest, Mr. Otting was Vice Chairman and Head of the Commercial Banking Group at U.S. Bank. Mr. Otting holds a Bachelor of Arts degree from the University of Northern Iowa.

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

Alan Frank (Board Member): Alan Frank is an Independent Board Member for ACC and also serves as Chairman of the Audit Committee. Mr. Frank previously worked at Deloitte for almost 40 years, where he served as an Audit Partner. Mr. Frank managed Deloitte’s Southern California Consumer Business Practice and Los Angeles Small Business Practice during his time at Deloitte. He serves on the Board of Directors and as Audit Committee Chairman of Flagstar Financial, Inc. and its bank subsidiary, Flagstar Bank, N.A and previously served on the Board of Directors and as Audit Committee Chairman for CIT Group and OneWest Bank. He received his B.S. in Accounting from the University of Southern California.

Executive Officers and Key Personnel Who Are Not Board Members

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

Mike Szczurek is the Principal Financial Officer of ACC. Mr. Szczurek is a Managing Director of IQ EQ Fund Services LLC (“IQ-EQ’). Mr. Szczurek has experience serving in such capacity as a fully dedicated resource and employee of IQ-EQ. As a Managing Director at IQ-EQ, Mr. Szczurek has experience providing fund launch advisory and CFO services to BDC clients. Prior to his role at IQ-EQ, Mr. Szczurek was a Vice President and Controller at Medley Capital, leading the financial reporting and operations of Sierra Income Corporation, a non-traded BDC, and several other credit focused investment vehicles. Mr. Szczurek began his career in the investment advisory group at SEI Investments.

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

Meetings and Attendance

The Board met five times during 2024. All Managers then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a Manager and of the respective committees on which they served during 2024.

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

Communications with Managers

Members and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Managers or any group or committee of Managers, correspondence should be addressed to the Board or any such individual Managers or group or committee of Managers by either name or title. All such correspondence should be sent to c/o Andalusian Credit Company, LLC, 40 West 57th Street Suite 1700 New York, New York 10019.

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

Audit Committee

The Audit Committee is composed of all Independent Board Members. Alan Frank serves as Chairman of the Audit Committee. The Board has determined that Mr. Frank is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act and meets the current requirements of Rule 10A-3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to the Board regarding the valuation of the Company’s loans and investments; selecting the Company’s independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing the Company’s annual audited financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving the Company’s audit reports and financial statements. The Audit Committee met four times during 2024.

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

The Nominating and Corporate Governance Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board, the Company and its Members. In considering possible candidates for election as a Board Member, the Nominating and Corporate Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting Board Members who:

●	are of high character and integrity;
●	are accomplished in their respective fields, with superior credentials and recognition;
●	have relevant expertise and experience upon which to be able to offer advice and guidance to management;
●	have sufficient time available to devote to the Company’s affairs;
●	are able to work with the other members of the Board and contribute to the Company’s success;
●	can represent the long-term interests of the Company’s Members as a whole; and
●	are selected such that the Board represents a range of backgrounds and experience.

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying Board Member nominees. In determining whether to recommend a Board Member nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending Board Member nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting Board Member nominees is consistent with the goal of creating a Board that best serves the Company’s needs and the interests of its Members. The Nominating and Corporate Governance Committee met one time during 2024.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Company’s Managers and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2024, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, with the following exceptions: (i) Aaron Kless, Alan L. Frank, and Joseph M. Otting failed to timely file one Form 4 with respect to transactions in the Company’s Shares; and (ii) Shamit Grover failed to timely file two Forms 4 with respect to two transactions in the Company’s Shares.

Code of Ethics

The Company and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements. The Company and ACP have also adopted a joint code of ethics, which applies to, among others, our senior officers, including our Chief Executive Officer and Principal Financial Officer, as well as all of our Managers and ACP’s officers, managers and employees.

We will provide any person, without charge, upon request, a copy of our codes of ethics. To receive a copy, please provide a written request to: Andalusian Credit Company, LLC, Attn: Chief Compliance Officer, 40 West 57th Street Suite 1700 New York, New York 10019.

There have been no material changes to our codes of ethics or material waivers of the code that apply to our Chief Executive Officer or Principal Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver by filing a Form 8-K with the SEC.

Item 11.Executive Compensation

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Adviser, pursuant to the terms of the Advisory Agreement and the Administration Agreement. Our day-to-day investment operations are managed by our Adviser. We pay the Adviser fees for investment management services consisting of the Management Fee and the Incentive Compensation pursuant to the Advisory Agreement. We pay to the Administrator an annual Administration Fee of 0.25% on the Company’s total Capital Commitments, i.e. the sum of the Members’ funded Capital Commitments and unfunded Capital Commitments at the end of each fiscal quarter, payable quarterly in arrears, for services and facilities provided under the Administration Agreement.

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

The table below sets forth the compensation received by each Manager from us and the Adviser for service during the fiscal year ended December 31, 2024:

	Fees Earned and Paid in	Total Compensation	Total Compensation
Name of Manager	Cash by the Company	from the Company	from the Adviser
Alan L. Frank	$220,000	$220,000	—
Bita Ardalan	$210,000	$210,000	—

Timing of Grants of Options

The Company did not grant awards of stock options, stock appreciation rights or similar option like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402 (x) of Regulation S-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.

The following table sets forth information with respect to the beneficial ownership of Shares as of December 31, 2024, by each person known to us to beneficially own 5% or more of the outstanding Shares and all of our executive officers and members of the Board, individually and as a group. With respect to persons known to us to beneficially own 5% or more of the outstanding Shares, we base such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to us. We have determined beneficial ownership for purposes of the below table in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities, or has the right to acquire such powers within 60 days.

There are no Shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 19, 2025. Percentage of beneficial ownership is based on 13,239,331 Shares outstanding as of March 19, 2025. Unless otherwise indicated by footnote, the business address of each person listed below is Andalusian Credit Company, LLC, 40 West 57th Street Suite 1700 New York, New York 10019.

		Percentage of Shares
		outstanding
	Type of	Shares
Name	ownership	owned	Percentage
Five-Percent Shareholders
BTGP Boreas Fund LP-Series A(1)	Direct	5,278,891.11	39.9%
ICG Credit Opportunities Fund II, LP(2)	Direct	710,310.96	5.4%
Board Members/Executive Officers
Joseph M. Otting(3)	Indirect	77,488.47	*
Bita Ardalan	N/A	—	—
Alan Frank	Direct	20,710.19	*
Aaron Kless	Direct	1,291.47	*
Mike Szczurek	N/A	—	—
All Board Members and executive officers as a group (5 persons)		99,490.13	0.8%

*Less than one percent.

(1)	The address for BTGP Boreas Fund LP-Series A is 601 Lexington Avenue, 57th Floor, New York, NY 10022
(2)	The address for ICG Credit Opportunities Fund II, LP is 11111 Santa Monica Blvd., Suite 2100, Los Angeles, CA 90025.
(3)	Shares held indirectly through Gulf BLVD, LLC, where Mr. Otting has sole voting and dispositive control.

Item 13.Certain Relationships and Related Transactions, and Manager Independence.

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

Exemptive Relief

The Adviser has received an exemptive order from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to the order, the Board must establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private Andalusian funds that target similar assets. If an investment falls within the Board Criteria, the Adviser must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and the other Andalusian funds that target similar assets pro rata based on available capital in the asset class being allocated. If the Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).

Insider Trading Policy

The Company has adopted an Insider Trading Policy applicable to us, our officers and our directors that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.

Manager Independence

Pursuant to our Limited Liability Company Agreement, a majority of the Board will at all times consist of Managers who are not “interested persons” of us, of the Adviser, or of any of our or its respective affiliates, as defined in the 1940 Act. We refer to these Managers as our “Independent Managers.”

Consistent with these considerations, after review of all relevant transactions and relationships between each Manager, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Mr. Frank and Ms. Ardalan are independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Otting is considered an “interested person” (as defined in the 1940 Act) of the Company because he is employed by the Adviser.

Item 14.Principal Accounting Fees and Services.

Ernst & Young LLP has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2025.

Fees

Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by Ernst & Young LLP for professional services performed for the years ended December 31, 2024 and 2023.

	For the	For the
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Audit Fees(1)(2)	$335,850	$135,000
Audit-Related Fees(3)	—	—
Tax Fees(4)	—	—
All Other Fees(5)	—	—
Total Fees	$335,850	$135,000
(1)	“Audit Fees” are fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of interim financial statements or services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.
(2)	During the years ended December 31, 2024 and 2023, Ernst and Young LLP billed aggregate non-audit fees of $0 and $0 related to the Company for services rendered to the Company.
(3)	“Audit-Related Fees” are fees billed for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported under “Audit Fees.”
(4)	“Tax Fees” are fees billed services rendered by Ernst & Young LLP for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
(5)	“All Other Fees” are fees billed for services other than those stated above.

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

Item 15.Exhibits, Financial Statement Schedules.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
3.2	Certificate of Amendment to the Certificate of Formation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
3.3	Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
4.2*	Description of Securities
10.1	Investment Advisory Agreement by and between the Company and ACP (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
10.2	Administration Agreement by and between the Company and ACP (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
10.3	Custody Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
10.4	Trademark License Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
10.5	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
10.6

Credit Agreement, by and among the Company, as borrower, CIBC BANK USA, as administrative agent and letter of credit issuer, and lenders from time to time party thereto, dated February 12, 2024. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2024 and incorporated herein by reference).

10.7

First Amendment to Credit Agreement by and among the Company, as borrower, CIBC BANK USA, as administrative agent and letter of credit issuer, and lenders from time to time party thereto, dated December 13, 2024. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2024 and incorporated herein by reference).

14.1*	Code of Ethics
19.1	Insider Trading Policy (Incorporated herein by reference to Exhibit 14.1).
21.1	List of Subsidiaries - None
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
*	Filed herewith.
**	Furnished herewith.

Item 16.Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Andalusian Credit Company, LLC
Date: March 19, 2025
	By:	/s/ Mike Szczurek
Mike Szczurek Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 19, 2025.

/s/ Aaron Kless	Chief Executive Officer
Aaron Kless	(Principal Executive Officer)

/s/ Mike Szczurek	Principal Financial Officer
Mike Szczurek	(Principal Financial and Accounting Officer)

/s/ Joseph M. Otting	Manager and Chairman of the Board
Joseph M. Otting

/s/ Bita Ardalan	Manager
Bita Ardalan

/s/ Alan L. Frank	Manager
Alan L. Frank