Form 10-Q
period 2025-03-31
Andalusian Credit Company, LLC
filed 2025-05-14
CIK 1979306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2025

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

As of May 14, 2025, the registrant had 13,239,331 Shares, $0.001 par value per Share, outstanding.

Andalusian Credit Company, LLC

Statements of Assets and Liabilities

	March 31, 2025
	(unaudited)	December 31, 2024
Assets:
Investments in non-controlled non-affiliated investments, at fair value (cost $111,786,779 and $91,004,288, respectively)	$111,635,774	$91,188,202
Cash and cash equivalents	90,707,662	59,419,565
Interest receivable	1,190,694	913,083
Prepaid expenses and other assets	284,221	399,901
Total assets	$203,818,351	$151,920,751

Liabilities:
Management fees payable	$1,547,910	$1,520,781
Administration fees payable	317,443	316,040
Professional fees payable	232,150	151,000
Legal fees payable	115,265	73,755
Interest and credit facility fees payable (Note 6)	61,979	62,708
Due to affiliate	32,121	32,166
Accounts payable and accrued expenses	16,342	15,024
Total liabilities	$2,323,210	$2,171,474

Commitments and contingencies (Note 7)

Net assets:

Shares, par value $0.001 (13,239,331 and 9,863,357 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	$13,239	$9,863
Paid-in-capital in excess of par value	206,421,440	155,066,351
Distributable earnings (loss)	(4,939,538)	(5,326,937)
Total net assets	$201,495,141	$149,749,277
Total liabilities and net assets	$203,818,351	$151,920,751
Net asset value per share	$15.22	$15.18

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Operations

(unaudited)

	Three months	Three months
	ended	ended
	March 31, 2025	March 31, 2024 (1)
Investment Income:
Interest income from non-controlled/non-affiliated investments	$2,638,849	$162,438
Interest from cash and cash equivalents	685,477	65,816
Total investment income	3,324,326	228,254

Expenses:
Management fees	$1,547,910	$1,445,704
Professional fees	356,319	335,016
Administration fees	317,443	242,003
Interest expense and other financing costs	147,499	116,840
General and administrative expenses	125,337	126,273
Board fees	107,500	107,500
Offering expenses	—	319,799
Total operating expenses	2,602,008	2,693,135
Management fee waiver	—	(240,951)
Net operating expenses	2,602,008	2,452,184
Net investment income (loss)	722,318	(2,223,930)

Net change in unrealized appreciation (depreciation)
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	(334,919)	—
Net change in unrealized appreciation (depreciation)	(334,919)	—
Net increase (decrease) in net assets resulting from operations	$387,399	$(2,223,930)

Per share data:
Net investment income (loss) per share	$0.07	$(3.35)
Net increase/(decrease) in net assets resulting from operations per share	$0.04	$(3.35)
Weighted average shares outstanding	10,951,171	664,051
(1)	Certain items have been reclassified in prior quarters to conform with the current quarter presentation.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Changes in Net Assets

(unaudited)

	Common Stock
			Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	171,874	$172	$3,598,907	$(2,658,163)	$940,916

Operations:
Net investment income (loss)	—	—	—	(2,223,930)	(2,223,930)
Net increase (decrease) in net assets resulting from operations	—	—	—	(2,223,930)	(2,223,930)

Capital transactions:
Proceeds from issuance of shares	973,655	974	19,472,128	—	19,473,102
Net increase (decrease) in net assets resulting from capital share transactions	973,655	974	19,472,128	—	19,473,102
Total increase (decrease) for the three months ended March 31, 2024	973,655	974	19,472,128	(2,223,930)	17,249,172
Balance at March 31, 2024	1,145,529	$1,146	$23,071,035	$(4,882,093)	$18,190,088

	Common Stock
			Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	9,863,357	$9,863	$155,066,351	$(5,326,937)	$149,749,277

Operations:
Net investment income (loss)	—	—	—	722,318	722,318
Net change in unrealized appreciation (depreciation)	—	—	—	(334,919)	(334,919)
Net increase (decrease) in net assets resulting from operations	—	—	—	387,399	387,399

Capital transactions:
Proceeds from issuance of shares	3,375,974	3,376	51,355,089	—	51,358,465
Net increase (decrease) in net assets resulting from capital share transactions	3,375,974	3,376	51,355,089	—	51,358,465
Total increase (decrease) for the three months ended March 31, 2025	3,375,974	3,376	51,355,089	387,399	51,745,864
Balance at March 31, 2025	13,239,331	$13,239	$206,421,440	$(4,939,538)	$201,495,141

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Cash Flows

(unaudited)

	Three months	Three months
	ended	ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$387,399	$(2,223,930)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchases of investments	(28,045,502)	(19,820,356)
Proceeds from principal repayments	7,361,648	50,591
Net change in unrealized (appreciation) depreciation	334,919	—
Amortization of premium and accretion of discount, net	(98,637)	(10,510)
Amortization of deferred offering expenses	—	319,799
Amortization of deferred financing costs	81,874	70,778
Amortization of prepaid expenses	28,132	—
Changes in operating assets and liabilities:
Interest receivable	(277,611)	(172,095)
Prepaid expenses and other assets	5,674	(21,745)
Due from affiliate	—	17,413
Management fees payable	27,129	588,032
Professional fees payable	81,150	(41,250)
Organizational expenses payable	—	(132,327)
Administration fees payable	1,403	117,921
Legal fees payable	41,510	128,198
Interest and credit facility fees payable	(729)	—
Due to affiliate	(45)	—
Accounts payable and accrued expenses	1,318	(68,678)
Net cash provided by (used in) operating activities	(20,070,368)	(21,198,159)

Cash flows from financing activities:
Net proceeds from issuance of shares(1)	51,358,465	19,473,102
Offering expenses paid	—	(33,313)
Borrowings on debt	—	2,500,000
Deferred financing costs	—	(484,051)
Net cash provided by (used in) financing activities	51,358,465	21,455,738
Net increase in cash and cash equivalents	31,288,097	257,579
Cash and cash equivalents, beginning of period	59,419,565	1,011,952
Cash and cash equivalents, end of period	$90,707,662	$1,269,531

Supplemental and non-cash activities
Interest, including credit facility fees, paid during the period	$66,354	$—
(1)	Proceeds from the issuance of shares are presented net of placement agent fees of $128,211 and $48,491, respectively for the periods presented.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Schedule of Investments

As of March 31, 2025

(unaudited)

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Non-controlled non-affiliated investments
Debt investments
Capital Equipment
Komline-Sanderson Group, Inc.	(5)	First Lien Term Loan	S+	5.75%	10.05%	09/06/29	$10,801,231	$10,610,387	$10,598,708	5.2%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.75%	10.05%	09/06/29	—	(46,145)	(97,854)	0.0%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Revolving Loan	S+	5.75%	10.07%	09/06/29	—	(37,692)	(39,832)	0.0%
								10,526,550	10,461,022	5.2%

FIRE: Finance	(7)
Allworth Financial Group, L.P.	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.75%	9.28%	12/23/27	575,455	551,579	525,999	0.2%
Allworth Financial Group, L.P.	(5)(6)	First Lien Revolving Loan	S+	4.75%	9.28%	12/23/27	—	(2,231)	(2,613)	0.0%
StrategyCorps, LLC	(5)	First Lien Term Loan	S+	5.25%	9.57%	06/28/30	5,643,445	5,576,458	5,565,848	2.8%
StrategyCorps, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	9.57%	06/28/30	—	(7,278)	(31,274)	0.0%
StrategyCorps, LLC	(5)(6)	First Lien Revolving Loan	S+	5.25%	9.57%	06/28/30	56,861	41,850	41,224	0.0%
								6,160,378	6,099,184	3.0%
FIRE: Insurance	(7)
Accession Risk Management Group, Inc.	(5)	First Lien Delayed Draw Term Loan	S+	4.75%	9.05%	10/30/29	4,515,084	4,515,085	4,509,441	2.2%
World Insurance Associates, LLC	(5)	First Lien Term Loan	S+	5.00%	9.30%	04/03/28	4,526,705	4,526,705	4,521,047	2.2%
								9,041,790	9,030,488	4.4%
Healthcare & Pharmaceuticals
Giving Home Health Care	(5)	First Lien Term Loan	S+	5.75%	10.05%	04/26/29	8,302,849	8,159,908	8,178,306	4.1%
Pediatric Home Respiratory Services, LLC	(5)	First Lien Term Loan	S+	5.50%	9.78%	12/23/30	13,953,601	13,886,473	13,883,834	6.9%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.78%	12/23/30	242,671	235,445	231,296	0.1%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.78%	12/23/30	—	(6,414)	(13,650)	0.0%
								22,275,412	22,279,786	11.1%
Media: Diversified & Production
Touchtunes Music Group, LLC	(5)	First Lien Term Loan	S+	4.75%	9.05%	04/01/29	4,514,756	4,514,756	4,480,895	2.2%
								4,514,756	4,480,895	2.2%
High Tech Industries
OneZero	(5)	First Lien Term Loan	S+	5.00%	9.31%	10/07/31	5,249,634	5,201,314	5,203,700	2.6%
OneZero	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.31%	10/07/31	309,728	305,548	301,690	0.1%
OneZero	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.31%	10/07/31	—	(6,110)	(6,562)	0.0%
								5,500,752	5,498,828	2.7%
Retail
NPM Franchising, LLC	(5)	First Lien Term Loan	S+	5.50%	9.93%	01/13/29	10,920,210	10,715,905	10,715,905	5.3%
NPM Franchising, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.93%	01/13/29	—	(34,493)	(34,493)	0.0%
								10,681,412	10,681,412	5.3%
Services: Business
Integrity Marketing Acquisition, LLC	(5)	First Lien Term Loan	S+	5.00%	9.31%	08/27/28	13,581,206	13,505,405	13,547,253	6.7%
SAFEbuilt, LLC	(5)	First Lien Term Loan	S+	6.85%	11.17%	12/31/25	13,096,237	13,037,804	13,014,386	6.5%
								26,543,209	26,561,639	13.2%
Transportation: Cargo
A. Stucki Company	(5)	First Lien Term Loan	S+	4.75%	9.31%	03/27/30	16,690,292	16,565,224	16,565,224	8.2%
A. Stucki Company	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.75%	9.31%	03/27/30	—	(22,704)	(22,704)	0.0%
								16,542,520	16,542,520	8.2%
Total debt investments								111,786,779	111,635,774	55.3%
Total non-controlled non-affiliated investments								111,786,779	111,635,774	55.3%

Cash and cash equivalents
State Street Institutional U.S. Government Money Market Fund - Premier Class	(8)(9)	Money Market Fund			4.29%			90,386,298	90,386,298	44.9%
Cash		Cash						321,364	321,364	0.2%
Total cash and cash equivalents								90,707,662	90,707,662	45.1%
Total investments and cash and cash equivalents								$202,494,441	$202,343,436	100.4%
(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of March 31, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $202,494,441 resulting in estimated gross unrealized appreciation and depreciation of $62,632 and ($213,637), respectively.
(4)	In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 5 for further information related to investments at fair value.

Andalusian Credit Company, LLC

Schedule of Investments

As of March 31, 2025

(unaudited)

(5)	Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“S”) which may also contain a credit spread adjustment depending on the tenor election, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2025. As of March 31, 2025, the reference rate for our variable rate loans was SOFR at 4.32%.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative amortized cost or fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan which will be amortized into income.
(7)	Finance, Insurance, and Real Estate (“FIRE”).
(8)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 5 for further information related to investments at fair value.
(9)	The rate presented represents the annualized seven-day yield as of March 31, 2025.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Schedule of Investments

As of December 31, 2024

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Non-controlled non-affiliated investments
Debt investments
Capital Equipment
Komline-Sanderson Group, Inc.	(5)	First Lien Term Loan	S+	5.75%	10.24%	09/06/29	$10,828,370	$10,627,752	$10,627,752	7.1%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.75%	10.24%	09/06/29	—	(48,807)	(48,807)	0.0%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Revolving Loan	S+	5.75%	10.24%	09/06/29	—	(39,776)	(39,776)	0.0%
								10,539,169	10,539,169	7.1%
FIRE: Finance	(7)
Allworth Financial Group, L.P.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.36%	12/23/27	105,745	79,408	79,408	0.1%
Allworth Financial Group, L.P.	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.36%	12/23/27	—	(2,437)	(2,437)	0.0%
StrategyCorps, LLC	(5)	First Lien Term Loan	S+	5.25%	9.61%	06/28/30	5,657,660	5,586,055	5,615,228	3.7%
StrategyCorps, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	9.61%	06/28/30	—	(7,278)	(17,058)	0.0%
StrategyCorps, LLC	(5)(6)	First Lien Revolving Loan	S+	5.25%	9.61%	06/28/30	—	(15,011)	(8,529)	0.0%
								5,640,737	5,666,612	3.8%
FIRE: Insurance	(7)
Accession Risk Management Group, Inc.	(5)	First Lien Delayed Draw Term Loan	S+	4.75%	9.21%	10/30/29	4,526,617	4,526,617	4,526,616	3.0%
World Insurance Associates, LLC	(5)	First Lien Term Loan	S+	6.00%	10.33%	04/03/28	4,526,705	4,526,705	4,526,705	3.0%
								9,053,322	9,053,321	6.0%
Healthcare & Pharmaceuticals
Giving Home Health Care	(5)	First Lien Term Loan	S+	6.00%	10.62%	04/26/29	8,524,258	8,367,595	8,417,705	5.6%
Pediatric Home Respiratory Services, LLC	(5)	First Lien Term Loan	S+	5.50%	9.78%	12/23/30	13,953,601	13,884,156	13,884,156	9.3%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.78%	12/23/30	—	(6,786)	(6,786)	0.0%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.78%	12/23/30	242,671	235,122	235,122	0.2%
								22,480,087	22,530,197	15.1%
Media: Diversified & Production
Touchtunes Music Group, LLC	(5)	First Lien Term Loan	S+	4.75%	9.08%	04/01/29	4,526,128	4,526,128	4,526,128	3.0%
								4,526,128	4,526,128	3.0%
High Tech Industries
oneZero Financial Systems, LLC	(5)	First Lien Term Loan	S+	5.00%	9.59%	10/07/31	5,249,634	5,198,789	5,198,789	3.5%
oneZero Financial Systems, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.59%	10/07/31	—	(4,449)	(4,449)	0.0%
oneZero Financial Systems, LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.59%	10/07/31	—	(6,352)	(6,344)	0.0%
								5,187,988	5,187,996	3.5%
Services: Business
ImageFirst Holdings, LLC	(5)	First Lien Term Loan	S+	4.25%	8.85%	04/27/28	7,005,036	6,999,991	7,005,036	4.7%
Integrity Marketing Acquisition, LLC	(5)	First Lien Term Loan	S+	5.00%	9.51%	08/27/28	13,615,330	13,530,869	13,615,330	9.1%
SAFEbuilt, LLC	(5)	First Lien Term Loan	S+	6.85%	11.19%	12/31/25	13,130,064	13,045,997	13,064,413	8.7%
								33,576,857	33,684,779	25.5%
Total debt investments								91,004,288	91,188,202	64.0%
Total non-controlled non-affiliated investments								91,004,288	91,188,202	64.0%

Cash and cash equivalents
State Street Institutional U.S. Government Money Market Fund - Premier Class	(8)(9)	Money Market Fund			4.43%			58,868,006	58,868,006	39.3%
Cash		Cash						551,559	551,559	0.4%
Total cash and cash equivalents								59,419,565	59,419,565	39.7%
Total investments and cash and cash equivalents								$150,423,853	$150,607,767	103.7%
(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of December 31, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $150,423,853 resulting in estimated gross unrealized appreciation and depreciation of $193,695 and ($9,781), respectively.
(4)	In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 5 for further information related to investments at fair value.

Andalusian Credit Company, LLC

Schedule of Investments

As of December 31, 2024

(5)	Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“S”) which may also contain a credit spread adjustment depending on the tenor election, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2024. As of December 31, 2024, the reference rates for our variable rate loans was SOFR at 4.49%.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative amortized cost or fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(7)	Finance, Insurance, and Real Estate (“FIRE”).
(8)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 5 for further information related to investments at fair value.
(9)	The rate presented represents the annualized seven-day yield as of December 31, 2024.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Notes to Financial Statements

March 31, 2025

(unaudited)

Note 1. Organization

Andalusian Credit Company, LLC, a Delaware limited liability company (the “Company”), was formed on October 17, 2022 (“inception”). The Company is structured as an externally managed, closed-end management investment company. The Company has elected to be treated as a business development company (“BDC”) under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated as a regulated investment company (a “RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the tax period ending December 31, 2025 and intends to maintain its qualification as a RIC annually thereafter. For periods prior to the effectiveness of the RIC election, the Company expects to be taxed as a corporation for U.S. federal income tax purposes. The Company commenced operations contemporaneously with the initial drawdown from investors in the Private Offering (as defined below) which occurred on November 14, 2023 (the “Initial Closing Date”).

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

The Company is conducting, on a continuous basis, a private offering (the “Private Offering”) of its limited liability company interests, par value $0.001 per share (“Shares”), to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions from the registration requirements of the Securities Act. Shares will be offered for subscription continuously throughout an initial closing period and may be offered from time to time thereafter pursuant to the terms set forth in the Company’s confidential private placement memorandum, as may be amended, amended and restated, and/or supplemented from time to time (the “Memorandum”). Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Shares of the Company pursuant to a subscription agreement entered into with the Company (the “Subscription Agreement”).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The functional currency of the Company is the U.S. Dollar, and all transactions were in U.S. Dollars. Certain items have been reclassified in prior years to conform with the current period presentation.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, other macro-economic developments (for example, global pandemics, natural disasters, terrorism, international conflicts and war), and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions, and such differences could be material.

Investments at Fair Value

Loan originations are recorded on the date of a binding commitment, which is generally the funding date. Investment transactions purchased through a secondary market are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Fair value and amortized cost on positions with unfunded commitments can result in negative investment balances when unamortized discounts or fees are greater than the principal amount outstanding on the loan.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The Adviser, as the valuation designee of the board of managers (the “Board”), pursuant to Rule 2a-5 under the 1940 Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. The Adviser applies a valuation policy approved by the Board that is consistent with ASC 820 (“Valuation Policy”). In accordance with the Valuation Policy, the Adviser evaluates the source of the inputs, including any markets in which the Company’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Adviser subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 1, Level 2 or Level 3 investment.

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

Income Recognition

Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Discounts and premiums to par value on securities purchased are capitalized into the cost basis and accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion or amortization of discounts or premiums, if any.

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective dividend payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the three months ended March 31, 2025 and 2024, the Company did not hold any investments that have contractual PIK interest or PIK dividends.

Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Debt investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. When a debt investment is placed on non-accrual status, the Company ceases to recognize interest income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may determine to continue to accrue interest on a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Organizational and Offering Expenses

Organizational expenses to establish the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Offering expenses in connection with the offering of Shares are capitalized as a deferred charge and are amortized over a twelve-month period beginning with the later of either the Initial Closing Date or from incurrence. These costs consist primarily of legal and other fees incurred in connection with the Company’s Private Offering of its Shares.

In accordance with the Company's Memorandum, the Company will pay all initial organizational and offering expenses associated with the Private Offering of its Shares up to a maximum amount of 1.50% of aggregate Capital Commitments to the Company over the initial four-year period following the Initial Closing Date (the “Cap”). The Adviser will pay all organizational and offering expenses in excess of the Cap. Since inception through March 31, 2025, the Company has incurred $2,238,269 of organizational and offering expenses. For the three months ended March 31, 2025, the Company did not incur any organizational and offering expenses. For the three months ended March 31, 2024 the Company incurred $319,799 of organizational and offering expenses.

Deferred Financing Costs

Deferred financing costs are fees and other direct incremental costs incurred by the Company related to the closing or amendments of a debt borrowing. These costs are capitalized and amortized over the life of the related debt borrowing using the effective yield method or the straight-line method, which closely approximates the effective yield method. Deferred financing costs are generally presented as a reduction to the associated liability balance on the Statements of Assets and Liabilities, except for deferred financing costs associated with line-of-credit arrangements which are included within Prepaid expenses and other assets as permitted under GAAP.

Expenses

Expenses are accrued in the period to which they are incurred. The Company will generally bear the following expenses, including but not limited to legal, tax, auditing, compliance, consulting and other professional expenses, the Management Fee and Incentive Compensation (each as defined below), professional liability insurance and research and market data expenses. Generally, research and market data expenses will be allocated among the Company and other funds or accounts managed by the Adviser on a pro rata basis. However, the Adviser has authority to negotiate arrangements with other funds and accounts pursuant to which those funds and accounts will not bear such expenses, despite benefiting, directly or indirectly, from the applicable products and services by participating in investments that have been analyzed with the help of those resources. In such instances, the Company and other funds and accounts that have not entered into such arrangements with the Adviser will bear more than their respective pro rata share of the applicable expenses. The Adviser currently manages one separate account client that does not bear investment related research and data costs pursuant to such an arrangement.

Income Taxes

The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the fiscal year ending December 31, 2025, and intends to make the required distributions to its shareholders to qualify and maintain its ability to be taxed as a RIC.

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Company’s investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long - term and short - term) for the one - year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, it may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. So long as the Company qualifies for and maintains its tax treatment as a RIC, it generally will not be subject to corporate - level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders as dividends. Therefore, no provision for federal income taxes is recorded in the financial statements of the Company.

For periods prior to the effectiveness of our RIC election, the Company was subject to taxation as a corporation. There are no outstanding tax liabilities associated with such prior periods.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements, to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current period. All penalties and interest associated with income taxes, as applicable, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company recognizes accrued interest and penalties, as applicable, related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes. As of March 31, 2025 and December 31, 2024, there were no uncertain tax positions.  Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

Segment Reporting

The Company has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate current income and capital appreciation by investing primarily in senior secured loans. The chief operating decision maker (“CODM”) is the management committee of the Adviser. The CODM uses our net investment income (loss) and net increase (decrease) in net assets resulting from operations as reported in the Statements of Operations to assess the Company’s performance and when allocating resources. Net Investment Income is comprised of total investment income (loss) and total net operating expenses, which are considered the key segment measures of profit or loss received by the CODM. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying statements of operations.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures. This guidance enhances the transparency and decision usefulness of income tax disclosures. The effective date for the amendments in ASU 2023-09 are for fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its financial statements.

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

Management Fee

Pursuant to the Advisory Agreement, the Company will pay to the Adviser a Management Fee, payable quarterly in arrears at a rate of 1.50% per annum of the sum of (1) the Members’ total unfunded Capital Commitments and (2) the Company’s total assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of the most recently completed calendar quarter. In the event the Company engages in a listing on a nationally recognized stock exchange (“Exchange Listing”), the Company will pay to the Adviser an annual Management Fee, payable quarterly in arrears at a rate of 1.75% per annum of the Company’s total assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of the most recently completed calendar quarter. The Adviser contractually agreed to waive 0.25% of the Management Fee for a one-year period beginning on the Company’s Initial Closing Date and ended November 14, 2024.

For the three months ended March 31, 2025 and 2024, the Company incurred Management Fees of $1,547,910 and $1,204,753, net of the Management Fee waiver of none and $240,951, each respectively. As of March 31, 2025 and December 31, 2024, the Company had Management Fees payable of $1,547,910 and $1,520,781, respectively.

Incentive Compensation

Incentive Compensation is payable by the Company to the Adviser and consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income (an “Income Incentive Fee”) and a portion is based on a percentage of the Company’s capital gains (the “Capital Gains Incentive Fee”).

Income Incentive Fee

The Income Incentive Fee is payable quarterly in arrears and is calculated by comparing “Pre-incentive fee net investment income” to a “Hurdle Amount”, which is equal to the product of (i) the “hurdle rate” of 1.25% per quarter (5% annualized) and (ii) the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter.

“Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the Management Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that we have not yet received in cash.

Prior to an Exchange Listing, the Company will pay the Income Incentive Fee in each calendar quarter as follows:

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

Prior to an Exchange Listing, the Income Incentive Fee is subject to a cap (the “Pre-Exchange Listing Incentive Fee Cap”). The Pre-Exchange Listing Incentive Fee Cap in respect of any quarter is an amount equal to 15% of the Pre-Incentive Fee Net Return during the relevant quarter.

“Pre-Incentive Fee Net Return” during the relevant quarter means (x) pre-incentive fee net Investment income in respect of the quarter less (y) any Net Capital Loss, if any. “Net Capital Loss” in respect of a particular quarter means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in respect of such quarter and (ii) aggregate capital gains, whether realized or unrealized, in respect of such quarter.

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

On and after the occurrence of an Exchange Listing, the Company will pay the Income Incentive Fee in each calendar quarter as follows:

●	No Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;
●	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Post-Exchange Listing Catch-Up Amount”) determined on a quarterly basis by multiplying 1.5625% (6.25% annualized) by the Company’s NAV at the beginning of each applicable calendar quarter. The Post - Exchange Listing Catch - Up Amount is intended to provide the Adviser with an incentive fee of 20% on all of the Company's pre - incentive fee net investment income when the Company's pre - incentive fee net investment income reaches the Post - Exchange Listing Catch - Up Amount in any calendar quarter; and

●	For any calendar quarter in which the Company's pre - incentive fee net investment income exceeds the Post - Exchange Listing Catch - Up Amount, the Income Incentive Fee shall equal 20% of the amount of the Company’s pre-incentive fee net investment income for the calendar quarter.

Subsequent to an Exchange Listing, the Income Incentive Fee is subject to a cap (the "Post - Exchange Listing Incentive Fee Cap"). The Post - Exchange Listing Incentive Fee Cap in respect of any quarter is an amount equal to 20% of the Pre - Incentive Fee Net Return during the relevant quarter.

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

For the three months ended March 31, 2025 and 2024, the Company did not incur any Income Incentive Fees.

Capital Gains Incentive Fee

The second component of the Incentive Compensation, the Capital Gains Incentive Fee, which is payable at the end of each calendar year in arrears and equals (i) 15% of the Company’s realized capital gains as of the end of the fiscal year prior to an initial public offering, an Exchange Listing, or (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of Shares, in each case for consideration of either cash and/or publicly listed securities of the acquirer (each, a "Liquidity Event") and (ii) 20% of the Company's realized capital gains as of the end of the fiscal year after a Liquidity Event.

In determining the Capital Gains Incentive Fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company's inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company's inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the Capital Gains Incentive Fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the Capital Gains Incentive Fee for such year will equal 15% before an Exchange Listing or 20% after an Exchange Listing, as applicable, of such amount, less the aggregate amount of any Capital Gains Incentive Fees paid in respect of the Company's portfolio in all prior years.

If an Exchange Listing occurs on a date other than the first day of a fiscal year, a Capital Gains Incentive Fee shall be calculated as of the day before the Exchange Listing, with such Capital Gains Incentive Fee paid to the Adviser following the end of the fiscal year in which the Exchange Listing occurred. For the avoidance of doubt, such Capital Gains Incentive Fee shall be equal to 15% of the Company's realized capital gains on a cumulative basis from inception through the day before the Exchange Listing, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Incentive Fees. Following an Exchange Listing, solely for the purposes of calculating the Capital Gains Incentive Fee, the Company will be deemed to have previously paid Capital Gains Incentive Fees prior to an Exchange Listing equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid Capital Gains Incentive Fees for all periods prior to an Exchange Listing by (b) the percentage obtained by dividing (x) 20% by (y) 15%. In the event that the Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a Capital Gains Incentive Fee.

For the three months ended March 31, 2025 and 2024, the Company did not incur any Capital Gains Incentive Fees.

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

For the three months ended March 31, 2025 and 2024, the Company incurred Administration Fees of $317,443 and $242,003, respectively. As of March 31, 2025 and December 31, 2024, the Company recorded Administration Fees payable of $317,443 and $316,040, respectively.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
			Net Unrealized			Net Unrealized
			Appreciation			Appreciation
	Amortized Cost (1)	Fair Value	(Depreciation)	Amortized Cost (1)	Fair Value	(Depreciation)
First Lien Term Loans	$111,786,779	$111,635,774	$(151,005)	$91,004,288	$91,188,202	$183,914
Total	$111,786,779	$111,635,774	$(151,005)	$91,004,288	$91,188,202	$183,914
(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The geographic composition of investments based on fair value as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
United States	100.0%	100.0%
Total	100.0%	100.0%

The industry composition of investments based on fair value as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Services: Business	23.7%	36.9%
Healthcare & Pharmaceuticals	20.0%	24.7%
Transportation: Cargo	14.8%	—%
Retail	9.6%	—%
Capital Equipment	9.4%	11.6%
FIRE: Insurance	8.1%	9.9%
FIRE: Finance	5.5%	6.2%
High Tech Industries	4.9%	5.7%
Media: Diversified & Production	4.0%	5.0%
Total	100.0%	100.0%

Note 5. Fair Value Measurements

The following tables summarize the Company’s investments, measured at fair value by the fair value hierarchy levels, as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Term Loans	$—	$—	$111,635,774	$111,635,774
Cash Equivalents	90,386,298	—	—	90,386,298
Total	$90,386,298	$—	$111,635,774	$202,022,072

	As of December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Term Loans	$—	$—	$91,188,202	$91,188,202
Cash Equivalents	58,868,006	—	—	58,868,006
Total	$58,868,006	$—	$91,188,202	$150,056,208

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended March 31, 2025 and 2024, there were no transfers between levels.

The following tables present a summary of changes in fair value of Level 3 assets by investment type for the three months ended March 31, 2025 and 2024:

	First Lien
	Term Loans	Total
Fair Value as of December 31, 2024	$91,188,202	$91,188,202
Purchases	28,045,502	28,045,502
Accretion of discount and fees (amortization of premium), net	98,637	98,637
Proceeds from principal repayments	(7,361,648)	(7,361,648)
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	(334,919)	(334,919)
Balance as of March 31, 2025	$111,635,774	$111,635,774
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of March 31, 2025	$(329,874)	$(329,874)

	First Lien Term
	Loans	Total
Fair Value as of December 31, 2023	$—	$—
Purchases	19,820,356	19,820,356
Accretion of discount and fees (amortization of premium), net	10,510	10,510
Proceeds from principal repayments	(50,591)	(50,591)
Balance as of March 31, 2024	$19,780,275	$19,780,275
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of March 31, 2024	$—	$—

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

Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow “yield analysis” of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the security’s expected maturity date.

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2025 and December 31, 2024:

		Valuation
	Fair Value as of	Techniques/	Unobservable	Range		Weighted
Investment Type	March 31, 2025	Methodologies	Input	Low	High	Average (1)

First Lien Term Loans	$27,223,932	Recent Transaction	Transaction Price	98.00%	99.25%	98.76%
	84,411,842	Income - Yield Analysis	Discount Rate	8.30%	13.55%	10.15%
Total	$111,635,774
(1)The weighted average is calculated based on the fair value of each investment.

		Valuation
	Fair Value as of	Techniques/	Unobservable	Range		Weighted
Investment Type	December 31, 2024	Methodologies	Input	Low	High	Average (1)

First Lien Term Loans	$14,189,463	Recent Transaction	Transaction Price	99.00%	99.50%	99.50%
	76,998,739	Income - Yield Analysis	Discount Rate	8.17%	12.94%	10.19%
Total	$91,188,202

(1)	The weighted average is calculated based on the fair value of each investment.

The significant unobservable inputs used in the fair value measurement of the Company’s investments in first lien term loans are discount rates and transaction prices. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement.

The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.

Note 6. Borrowings

The Company, pursuant to shareholder approval received in August 2023, is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). The Company has entered into a $75,000,000 senior secured revolving credit facility with CIBC Bank USA (the “CIBC Credit Facility”). The CIBC Credit Facility, by and among the Company, as borrower, CIBC Bank USA, as Administrative Agent and letter of credit issuer, and the financial institutions party thereto. On December 13, 2024 the Company entered into a first amendment to the CIBC Credit Facility which amended certain provisions of the CIBC Credit Facility to, among other things, extend the Stated Maturity Date from February 12, 2025, to December 12, 2025, which may further be extended for an additional period of up to one year subject to consent of the Administrative Agent and extending lenders. The Company has an accordion provision to request, at one or more times, that existing and/or new lenders, at their election, provide up to $175,000,000. The Company’s obligations under the CIBC Credit Facility are secured by the Company’s ability to draw capital from its investors, the Capital Commitments and capital contributions of such investors, the bank accounts into which such capital contributions are funded and any other assets.

Borrowings under the CIBC Credit Facility are subject to compliance with a borrowing base test. Amounts drawn under the CIBC Credit Facility in U.S. dollars will bear interest at either term 1 Month SOFR plus 2.75%, or the base rate plus 1.75%. The Company is also subject to a non-use fee of 0.35% per annum, payable quarterly in arrears based on the average daily unused amount of the available commitments.

In connection with the CIBC Credit Facility, the Company has made certain representations and warranties and must comply with various customary covenants and reporting requirements. The CIBC Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, the Administrative Agent, at the request of the required lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the CIBC Credit Facility immediately due and payable. The Company was in compliance with all covenants and other requirements under the CIBC Credit Facility as of March 31, 2025.

As of March 31, 2025 and December 31, 2024, the unused portion and amount available to draw under the CIBC Credit Facility were $75,000,000.

For the three months ended March 31, 2025 and 2024, the components of interest expense and other financing costs were as follows:

	Three months	Three months
	ended	ended
	March 31, 2025	March 31, 2024
Interest expense	$—	$10,795
Unused commitment fee	65,625	35,267
Amortization of deferred financing costs	81,874	70,778
Total interest expense and other financing costs	147,499	116,840
Average principal debt outstanding	$—	$521,978
Average interest rate	—	8.32%

As of March 31, 2025 and December 31, 2024, the components of interest and other financing costs payable were as follows:

	March 31, 2025	December 31, 2024
Interest expense payable	$—	$—
Unused commitment fee payable	61,979	62,708
Total interest expense and credit facility fees payable	$61,979	$62,708

As of March 31, 2025, the unamortized balance of financing costs of $232,885 is deferred and included in prepaid expenses and other assets in the accompanying Statements of Assets and Liabilities.

Note 7. Commitments and Contingencies

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

As of March 31, 2025, the Company had the following unfunded commitments:

	Par as of
Company	March 31, 2025	December 31, 2024
A. Stucki Company	$6,069,197	$—
Allworth Financial Group, L.P.	5,078,390	5,547,836
Allworth Financial Group, L.P.	261,268	261,268
Komline-Sanderson Group, Inc.	5,218,858	5,218,858
Komline-Sanderson Group, Inc.	2,124,366	2,124,366
NPM Franchising, LLC	1,820,035	—
OneZero	608,958	918,686
OneZero	656,204	656,204
Pediatric Home Respiratory Services, LLC	2,730,052	2,730,052
Pediatric Home Respiratory Services, LLC	1,274,025	1,274,025
StrategyCorps, LLC	2,274,436	2,274,436
StrategyCorps, LLC	1,080,357	1,137,218
Total (1)	$29,196,146	$22,142,949

(1) The Adviser’s determination of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025 and December 31, 2024, the Company is not aware of any pending or threatened litigation. Additionally, in the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements as of March 31, 2025 and December 31, 2024 for any such exposure.

Note 8. Net Assets

Unregistered Sales of Equity Securities

As of March 31, 2025, the Company had the authority to issue an unlimited number of Shares at $0.001 par value per share. The following table summarizes the Company’s share issuances since inception through March 31, 2025.

	Shares	Proceeds	Average Issuance
Share Issuance Date	Issued	Received	Price per Share
June 30, 2023	50	$1,000	$20.00
November 14, 2023	171,824	3,436,474	20.00
February 13, 2024	973,655	19,473,102	20.00
April 15, 2024	2,482,469	38,892,227	15.67
September 3, 2024	2,901,546	44,013,319	15.17
December 2, 2024	3,333,813	50,542,802	15.16
March 3, 2025	3,375,974	51,358,465	15.21
Total	13,239,331	$207,717,389	$15.69

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

As of March 31, 2025 and December 31, 2024, the Company had 13,239,331 and 9,863,357 shares outstanding, respectively. As of March 31, 2025, the Company had $507,908,450 of capital commitments, of which $299,665,395 remained undrawn. As of December 31, 2024, the Company had $505,663,513 of capital commitments, of which $348,907,133 remained undrawn.

There were no dividends declared or reinvested from inception through March 31, 2025.

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

During the three months ended March 31, 2025 and 2024, the Company did not repurchase any Shares.

Note 9. Earnings Per Share

The Company computes earnings per share in accordance with ASC 260. Basic and diluted earnings per share was calculated by dividing net increase / (decrease) in net assets resulting from operations by the weighted average number of shares outstanding for the period. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three months	Three months
	ended	ended
	March 31, 2025	March 31, 2024
Net increase (decrease) in net assets resulting from operations	$387,399	$(2,223,930)
Weighted average shares outstanding	10,951,171	664,051
Basic and diluted gain (loss) per share	$0.04	$(3.35)

Note 10. Tax Matters

The Company intends to comply with the provisions of the Code applicable to RICs for the tax period ending December 31, 2025. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate - level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders as dividends. As such, no taxes were accrued for the three months ended March 31, 2025.

For periods prior to the effectiveness of our RIC election, it is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued. For the three months ended March 31, 2024 and as of December 31, 2024, the Company was subject to taxation as a U.S. corporation. Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the three months ended March 31, 2024, as follows:

March 31, 2024
Income tax benefit at federal statutory rate (21.0%)	$467,026
State and local income tax benefit (estimated 11.7%, net of federal detriment)	260,654
Permanent book/tax differences	(104,640)
Valuation allowance	(623,040)
Total income tax (expense)/benefits	$—

As of December, 31, 2024, the Company’s income tax provision consisted of the following:

December 31, 2024
Current tax (expense)/benefit:
Federal	$—
State and Local	—
Total current tax (expense)/benefit	—

Deferred tax (expense)/benefit:
Federal	1,118,657
State and Local	624,340
Total	1,742,997
Valuation allowance	(1,742,997)
Total deferred tax (expense)/benefit	—

Total income tax (expense)/benefit	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities, including organizational expenses, for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of December 31, 2024 were as follows:

December 31, 2024
Deferred tax assets:
Net operating loss carryforward	$1,454,652
Organizational costs	288,345
Total	1,742,997
Valuation allowance	(1,742,997)
Total deferred tax assets	—
Deferred tax liabilities:
Total deferred tax liabilities	—
Net deferred tax assets and liabilities	$—

As of December 31, 2024, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused. Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset as of December 31, 2024.

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

As of December 31, 2024, the Company had a net operating loss carryforward for federal and state income tax purposes of $1,454,652. This net operating loss may be carried forward indefinitely but would not be useable to offset income in taxable years in which the Company qualifies as a RIC. As of December 31, 2024, the Company did not have any capital loss carryforward.

Note 11. Financial Highlights

The following table presents the schedule of financial highlights of the Company the three months ended March 31, 2025 and 2024:

	Three months	Three months
	ended	ended
	March 31, 2025	March 31, 2024
Per share data: (1)
Net asset value at beginning of period	$15.18	$5.47 (2)
Net investment gain (loss)	0.07	(3.35)
Net change in unrealized appreciation (depreciation)	(0.03)	—
Net increase (decrease) in net assets resulting from operations	0.04	(3.35)
Issuance of Shares*	—	13.76
Distributions declared	—	—
Net asset value at end of period	$15.22	$15.88

Shares outstanding at end of period	13,239,331	1,145,529
Weighted average net assets	$175,622,209	$9,565,502
Weighted average shares outstanding	10,951,171	664,051
Total return based on net asset value (3)	0.26%	190.33%

Supplemental Data/Ratio:
Net assets at end of period	$201,495,141	$18,190,088
Ratio of total expenses to average net assets (4)	6.01%	113.24%
Ratio of net expenses after waivers to average net assets (4)	6.01%	103.11%
Ratio of net investment income (loss) to average net assets (4)	1.67%	(93.51)%
Portfolio turnover	10.34%	—%
*	The per share impact of shares issued for the three months ended March 31, 2025 approximated less than $0.01 per share.
(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions declared, as applicable, which reflects the actual amount per share for the applicable period.
(2)	Not meaningful given the timing and amount of the Company’s first drawdown.
(3)	Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s distribution reinvestment plan.
(4)	Annualized.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Andalusian Credit Company, LLC (“ we,” “ us,” “ our,” or the “ Company”) and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended in December 31, 2024 “ITEM 1A. RISK FACTORS”. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our current and future management structure;
•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our ability to operate as a business development company (“BDC”);
•	the adequacy of our financing sources and working capital;
•	our informal relationships with third parties including sponsor parties in the middle-market;
•	the ability of our portfolio companies to achieve their objectives;
•	the occurrence and impact of macro-economic developments (for example, global pandemics, natural disasters, terrorism, international conflicts and war) on us and our portfolio companies;
•	the effect of investments that we expect to make and the competition for those investments;
•	actual and potential conflicts of interest with Andalusian Credit Partners, LLC (“ACP” or the “Adviser”), Andalusian Private Capital, LP, Andalusian Sports Advisor, LP, and their affiliates;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and as a BDC;
•	our ability to access debt markets and equity markets;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the timing, form and amount of any distributions;
•	the impact of fluctuations in interest rates on our business;
•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and
•	our ability to recover unrealized depreciation on investments.

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

You should not place undue reliance on these forward-looking statements. We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this Form 10-Q and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties.

Overview

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our primary business objectives are to generate current income and capital appreciation by investing primarily in senior secured loans with a first lien on collateral, including “unitranche” loans, which are loans that combine the characteristics of both first lien and second lien debt of U.S. middle-market companies. In addition, the Company intends to elect to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code for the tax period ending December 31, 2025 and intends to maintain its qualification as a RIC annually thereafter. For periods prior to the effectiveness of the RIC election, the Company expects to be taxed as a corporation for U.S. federal income tax purposes.

We generally define middle-market companies as those having earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than $150 million annually and we seek to achieve our investment objectives by:

(i)	Accessing the loan origination channels developed by our team of experienced private credit investors, including our investment team and executive leadership;
(ii)	Selecting investments within our core U.S. middle-market company focus;
(iii)	Partnering with experienced private equity firms, sponsors or independent business owners, as well as a group of relationship lenders in so called “club deals” (which are generally investments that are either pre-marketed to a smaller group of relationship lenders, or lenders join together to provide the investment):
(iv)	Implementing the disciplined underwriting standards established by the Adviser; and/or
(v)	Drawing upon the aggregate experience and resources of the Adviser.

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

We will seek to target a portfolio comprised primarily of first lien senior secured debt of U.S. middle market companies, with target hold size of approximately $10 million to $40 million. During our initial ramp-up period we may hold more concentrated positions and may deploy capital into temporary investments, including broadly syndicated loans. Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases, we will be the sole investor in the loan or security in our portfolio. Where there are multiple investors, we will generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which could increase our risk of losing part or all of our investment.

As of March 31, 2025 and December 31, 2024, our portfolio at fair value was comprised of the following:

	March 31, 2025		December 31, 2024
		Percentage of		Percentage of
	Fair Value	Total Investments	Fair Value	Total Investments
Services: Business	$26,561,639	23.7%	$33,684,779	36.9%
Healthcare & Pharmaceuticals	22,279,786	20.0%	22,530,197	24.7%
Transportation: Cargo	16,542,520	14.8%	—	—%
Retail	10,681,412	9.6%	—	—%
Capital Equipment	10,461,022	9.4%	10,539,169	11.6%
FIRE: Insurance	9,030,488	8.1%	9,053,321	9.9%
FIRE: Finance	6,099,184	5.5%	5,666,612	6.2%
High Tech Industries	5,498,828	4.9%	5,187,996	5.7%
Media: Diversified & Production	4,480,895	4.0%	4,526,128	5.0%
Total	$111,635,774	100.0%	$91,188,202	100.0%

Our investment activities are managed by the Adviser and supervised by our board of managers (the “Board), of which a majority of the members are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, the Adviser and its affiliates.

Under an investment advisory agreement, or the Advisory Agreement, we have agreed to pay the Adviser a base management fee based on the sum of (1) the Members’ total unfunded Capital Commitments and (2) the Company’s total assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) as of the end of the most recently completed calendar quarter. In addition, the Adviser may also receive incentive compensation based on a percentage of out-performance above a Hurdle Rate on the Company’s income and a portion is based on a percentage of the Company’s capital gains. See Note 3 – Related Party Agreements – Advisory Agreement, for more information.

Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Andalusian Credit Partners, LLC. Under the Administration Agreement, we have agreed to pay to the Administrator an annual administration fee of 0.25% on the Company’s total Capital Commitments, payable quarterly in arrears, for services and facilities provided under the Administration Agreement. See Note 3 – Related Party Agreements – Administration Agreement, for more information.

As of March 31, 2025, we have raised and received capital commitments of over $507.9 million of which $299.7 million was undrawn as of March 31, 2025. Since we began our investment activities in February 2024 through March 31, 2025, we have originated over approximately $170 million aggregate principal commitments to over 15 portfolio companies.

Macroeconomic Market Developments

The capital markets are subject to fluctuations caused by various external factors such as changes in the inflationary environment, interest rate movements, concerns over slowing economic growth and possible global recession, changes to U.S. tariff and import/export regulations, uncertainty and disruption caused by geopolitical events, including the conflicts in Ukraine, Russia, and the Middle East, among other factors. These macroeconomic developments are outside our control and could require us to adjust our plan of operations, and impact our financial position, results of operations or cash flows in the future. We monitor macroeconomic market developments and their related impact to our business, including impacts to our portfolio companies, employees, due diligence and underwriting processes, and the broader financial markets.

Our investment portfolio is currently focused on industries and sectors that are generally expected to be more resilient to U.S. and global economic cycles. This includes being partially insulated from declining interest rates as all of our floating rate debt investments, which represent 100.0% and 100.0% of our debt portfolio as of March 31, 2025 and December 31, 2024, respectively, are subject to interest rate floors. While our portfolio is not immune to the impact of macroeconomic events, we believe we and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board can predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. For additional information, see "Part I - Item 1A. Risk Factors" in our Form 10-K filed on March 19, 2025.

Portfolio Investment Activity

Our portfolio activity for the three months ended March 31, 2025 and 2024 was comprised of the following:

	March 31, 2025	March 31, 2024
Investment Commitments	$35,499,734	$20,289,646

Investment Fundings:
New portfolio company	27,207,760	19,820,356
Existing portfolio company	837,742	—
Total Investment Fundings	$28,045,502	$19,820,356
Investment repayments	7,361,648	50,591
Total Net Investment Activity	$20,683,854	$19,769,765

The following table summarizes certain characteristics of our investment portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Number of investments	24	21
Number of portfolio companies	13	12

Percentage of total investment fair value
First-lien term loans	100.0%	100.0%

Percentage of debt investment fair value
Floating rate (1)	100.0%	100.0%
Fixed interest rate	—%	—%
Weighted Average Yield (2)	10.0%	10.2%
(1)	Primarily subject to interest rate floors.
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

Portfolio Grading

In addition to various risk management and monitoring tools, our Adviser uses an investment grading system, which grades each investment on a scale of 1 to 4 no less frequently than quarterly in connection with our quarterly valuation process. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (e.g., at the time of origination or acquisition), although it may also take into account, under certain circumstances, the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system for our investments from 1 to 4, with 1 being the highest, is as follows:

●	Grade 1: Investments in portfolio companies whose performance is substantially within or above the Adviser’s expectations and whose risk factors are neutral to favorable to those at the time of the original investment or subsequent restructuring. All investments will initially be graded as a 1.

●	Grade 2: Investments in portfolio companies whose performance is below the Adviser’s expectations and that require closer monitoring; however, the adverse impact may be deemed temporary, and the most likely outcome is that no loss of investment return (interest and/or dividends) or principal is expected.
●	Grade 3: Investments in portfolio companies whose performance is below the Adviser’s expectations and for which risk has increased materially since origination or subsequent restructuring. Some loss of investment return is likely, but no loss of principal is expected. Companies graded 3 generally present a higher risk of liquidity pressure and/or covenant breach over the next six to twelve months. These investments will be added to the Adviser’s “watch list.” Investment teams will research any areas of concern with the objective of early intervention with the company.
●	Grade 4: Investments in portfolio companies whose performance is materially below the Adviser’s expectations where business trends have deteriorated and risk factors have increased substantially since the original investment or subsequent restructuring, potentially resulting in a breach of covenants or other event of default. Investments graded 4 are those for which some loss of principal or invested capital is likely. For these investments, our investment teams review the loans on a bi-monthly basis and, where possible, pursue workout actions that achieve an early resolution to avoid further deterioration.

The following table shows the distribution of our outstanding debt investments on the 1 to 4 investment grading scale as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025		December 31, 2024
	Investments	Percentage of	Investments	Percentage of
Investment Grade	at Fair Value	Total Investments	at Fair Value	Total Investments
1	$98,621,388	88.3%	$91,188,202	100.0%
2	13,014,386	11.7	—	—
3	—	—	—	—
4	—	—	—	—
Total	$111,635,774	100.0%	$91,188,202	100.0%

As of March 31, 2025 and December 31, 2024, our debt investments had a weighted average investment grading of 1.1 and 1.0 on a cost basis, respectively. Changes in a portfolio company's investment grading may be a result of changes in a portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or are underperforming relative to their respective business plans. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event. The overall downgrade of the portfolio's weighted average investment grading is reflective of the impact of the current macroeconomic environment.

As macroeconomic events evolve and cause disruption in the capital markets and to businesses, we are continuing to monitor and work with the management teams and stakeholders of our portfolio companies to navigate the significant market, operational, and economic challenges created by these events. This includes remaining proactive in our assessments of credit performance to manage potential risks across our investment portfolio.

Non-accrual Investments

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. When a Loan is placed on non-accrual status, the Company ceases to recognize interest income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may determine to continue to accrue interest on a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal. As of March 31, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

Results of Operations

The following table sets forth our financial data as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024. The selected financial data has been derived from our unaudited financial statements, which are included elsewhere in this quarterly report on Form 10-Q.

	Three months	Three months
	ended	ended
	March 31, 2025	March 31, 2024
Statement of Operations Data
Income
Investment income	$3,324,326	$228,254
Expenses
Management and administration fees	1,865,353	1,687,707
Professional Fees	356,319	335,016
Interest expense and other financing costs	147,499	116,840
Other expenses	232,837	553,572
Total operating expenses	2,602,008	2,693,135
Management fee waiver	—	(240,951)
Net operating expenses	2,602,008	2,452,184
Net investment income (loss)	722,318	(2,223,930)
Net change in unrealized appreciation (depreciation)	(334,919)	—
Net increase (decrease) in net assets resulting from operations	$387,399	$(2,223,930)

Net increase (decrease) in net assets resulting from operations
Earnings per share – basic and diluted	$0.04	$(3.35)

	March 31, 2025	December 31, 2024
Balance Sheet Data
Total return based on net asset value	0.26%	177.48%
Net asset value per Share	$15.22	$15.18
Investments at fair value	111,635,774	91,188,202
Total assets	203,818,351	151,920,751
Total liabilities	2,323,210	2,171,474
Total net assets	201,495,141	149,749,277

Investment Income

We generate revenue in the form of interest income and fees primarily from our debt investments. In some cases, our debt investments may pay PIK interest. Interest income for the three months ended March 31, 2025 totaled approximately $2.6 million as compared to approximately $0.2 million for the three months ended March 31, 2024. The increase in interest income from investments for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily attributable to an increase in the weighted average principal held during the period.

Interest income on cash and cash equivalents primarily relates to cash held in money market accounts, which for the three months ended March 31, 2025 totaled approximately $0.7 million as compared to approximately $0.1 million for the three months ended March 31, 2024. Cash is held for investment purposes and as needed held to ensure the portfolio remains in compliance with RIC diversification requirements.

Operating Expenses

Our operating expenses are comprised of management and administration fees, professional fees, interest and other financing fees, offering expenses, and general and administrative expenses. During the three months ended March 31, 2025 and 2024, our operating expenses totaled approximately $2.6 million and $2.5 million, respectively.

Management, Incentive, and Administration fees

During the three months ended March 31, 2025 and 2024, management fees totaled approximately $1.5 million and $1.4 million, respectively. Management fees increased primarily due to our increase in capital commitments. During the three months ended March 31, 2024, $0.2 million of management fees were waived pursuant to the waiver election which ended in November 2024. There were no incentive fees for the three months ended March 31, 2025 and 2024. See Note 3 – Related Party Agreements – Advisory Agreement, for additional discussion related to management and incentive fees.

During the three months ended March 31, 2025 and 2024, administration fees totaled approximately $0.3 million and $0.2 million, respectively. Administration fees increased primarily due to our increase in capital commitments. See Note 3 – Related Party Agreements – Administration Agreement, for additional discussion related to administration fees.

Professional Fees

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. During the three months ended March 31, 2025 and 2024, professional fees totaled approximately $0.4 million and $0.3 million, respectively for the three-month periods. Professional fees increased primarily due to an increase in valuation expenses.

Interest and Other Financing Expenses

Interest and other financing expenses relates to interest and costs associated with our CIBC Credit Facility. During the three months ended March 31, 2025 and 2024, interest expenses totaled approximately none and $10.8 thousand, respectively. During the three months ended March 31, 2025 and 2024, other financing costs totaled approximately $147.5 thousand and $106.0 thousand, respectively.

There were no borrowings outstanding for the three months ended March 31, 2025. For the three months ended March 31, 2024, average borrowings outstanding were approximately $0.5 million and the weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding was 8.32%. See Note 6 – Borrowings, for more information.

Other Expenses

Other expenses include board fees and certain allocated technology, research, and other regulatory and compliance expenses incurred related to the management of the Company. During the three months ended March 31, 2025 and 2024, other expenses totaled approximately $0.2 million and $0.6 million, respectively.

Other expenses also include offering expenses. During the three months ended March 31, 2025, there were no additional offering expenses incurred. During the three months ended March 31, 2024, offering expenses totaled approximately $0.3 million. The Company will pay all initial organizational and offering expenses associated with the Private Offering of its Shares up to a maximum amount of 1.50% of aggregate Capital Commitments to the Company over the initial four-year period following November 14, 2023. Since inception through March 31, 2025, the Company has incurred $2.2 million of organizational and offering expenses.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code for the tax period ending December 31, 2025 and intend to maintain qualification as a RIC annually thereafter. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Members in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income, if any for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the required distributions to our Members, which generally relieves us from U.S. federal income taxes at corporate rates to the extent of such distributions. For periods prior to the effectiveness of our RIC election, we expect to be taxed as a corporation. It is not anticipated that we will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the three months ended March 31, 2024.

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

Net Change in Unrealized Appreciation and Depreciation

The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by the Adviser, in its capacity as our valuation designee under rule 2a-5 under the 1940 Act, in accordance with valuation policies and procedures that were approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Investment valuation appreciation (depreciation)	$(329,874)	$—
Reversal of prior period net change in unrealized (appreciation) depreciation upon a realization event	(5,045)	—
Total Net change in unrealized appreciation (depreciation)	$(334,919)	$—

For the three months ended March 31, 2025, the net change in unrealized depreciation was primarily related to depreciation of our debt investments due to an increase in market discount rates.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived from investor drawdowns, debt borrowings and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur.

We have used, and expect to continue to use, the proceeds from the turnover of our portfolio and from private offerings of shares to finance our investment objectives. We may also raise additional equity or debt capital through private offerings of securities, by securitizing a portion of our investments. As noted in Note 1. Organization, we are conducting, on a continuous basis, a private offering of our limited liability company interests, at par value $0.001 per share, to accredited investors, as defined in Regulation D under the Securities Act in reliance on exemptions from the registration requirements of the Securities Act. Shares are offered for subscription continuously, pursuant to the terms set forth in our Memorandum. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “Macroeconomic Market Developments” section above.

As of March 31, 2025, the Company had received Capital Commitments of $507.9 million of which $299.7 million was undrawn. As of December 31, 2024, the Company had received Capital Commitments of $505.7 million of which $348.9 million was undrawn.

There were no dividends declared or reinvested from inception through March 31, 2025.

During the three months ended March 31, 2025, we principally funded our operations from (i) cash receipts from interest and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments, and (iii) drawdowns from unfunded equity commitments.

During the three months ended March 31, 2025, our operating activities used $20.1 million of cash and cash equivalents, compared to $21.2 million used during the three months ended March 31, 2024. The $1.1 million decrease in cash used in operating activities was primarily due to increased interest income generated from operations of approximately $3.0 million offset by  an increase in purchases of investments net of principal repayments of $0.9 million.

During the three months ended March 31, 2025, our financing activities provided $51.4 million of cash, compared to $21.5 million provided during the three months ended March 31, 2024. The $29.9 million increase in cash flows from financing activities was primarily the result of increased proceeds from issuances of shares during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Available liquidity and capital resources as of March 31, 2025

As of March 31, 2025, we had $90.7 million of cash and cash equivalents, and $75.0 million of availability under the CIBC Credit Facility. As of March 31, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $29.2 million and ample liquidity to support our near-term capital requirements. As the impact of macro-economic events, potential global recession, acts of terrorism, war, geopolitical events, and the related disruption to markets and business continues to impact the economy, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances. The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On August 1, 2023, the Company received approval from ACP, as the Company’s sole initial shareholder, for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on August 2, 2023, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%.

Share Issuances

As of March 31, 2025, the Company had the authority to issue an unlimited number of Shares at $0.001 par value per share.

Since inception through March 31, 2025, the Company has completed the following share issuances:

			Average Issuance
Share Issuance Date	Shares Issued	Proceeds Received	Price per Share
June 30, 2023	50	$1,000	$20.00
November 14, 2023	171,824	3,436,474	20.00
February 13, 2024	973,655	19,473,102	20.00
April 15, 2024	2,482,469	38,892,227	15.67
September 3, 2024	2,901,546	44,013,319	15.17
December 2, 2024	3,333,813	50,542,802	15.16
March 3, 2025	3,375,974	51,358,465	15.21
Total	13,239,331	$207,717,389	$15.69

The sales of the Shares were made pursuant to subscription agreements entered into by the Company with its investors, as described in “Note 8. Net Assets” in the notes to our financial statements and appearing elsewhere in this report. As of March 31, 2025 and December 31, 2024, the Company had 13,329,331 and 9,863,357 Shares outstanding, respectively.

Commitments and Obligations

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet.

As of March 31, 2025 and December 31, 2024, the Company had the following unfunded commitments:

	Par as of
Company	March 31, 2025	December 31, 2024
A. Stucki Company	$6,069,197	$—
Allworth Financial Group, L.P.	5,078,390	5,547,836
Allworth Financial Group, L.P.	261,268	261,268
Komline-Sanderson Group, Inc.	5,218,858	5,218,858
Komline-Sanderson Group, Inc.	2,124,366	2,124,366
NPM Franchising, LLC	1,820,035	—
OneZero	608,958	918,686
OneZero	656,204	656,204
Pediatric Home Respiratory Services, LLC	2,730,052	2,730,052
Pediatric Home Respiratory Services, LLC	1,274,025	1,274,025
StrategyCorps, LLC	2,274,436	2,274,436
StrategyCorps, LLC	1,080,357	1,137,218
Total (1)	$29,196,146	$22,142,949

(1) The Adviser’s determination of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.

Related Party Transactions

As detailed in Note 3. Related Party Transaction, appearing elsewhere in this report, we have entered into a number of business relationships with affiliated or related parties, including the Advisory Agreement and the Administration Agreement.

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

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. On an ongoing basis, management evaluates its estimates and assumptions, which are based on the information that is currently available to them, historical experience and on various other inputs and assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. For a description of our critical accounting policies, refer to “Note 2. Summary of Significant Accounting Policies” included in the notes to our financial statements appearing elsewhere in this report. We consider the most significant accounting policies to be those related to our Valuation of Investments, Fair Valuation Measurements, and Income Recognition. The valuation of investments is our most significant critical estimate. The most significant input to this estimate is the discount interest rate, which includes the hypothetical market yield plus premium or discount adjustment, used in determining the fair value of our debt investments.

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

As of March 31, 2025, 100.0% of our debt investments based on fair value bear interest at floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 1.28%. The CIBC Credit Facility bears interest at floating rates with no interest rate floor.

Based on our Statements of Assets and Liabilities as of March 31, 2025, assuming there are no changes in our investment and borrowing structure, the following table shows the approximate annualized impact on net interest income, of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$3,389,348	$—	$3,389,348
Up 200 basis points	2,259,565	—	2,259,565
Up 100 basis points	1,129,783	—	1,129,783
Down 100 basis points	(1,129,783)	—	(1,129,783)
Down 200 basis points	(2,259,565)	—	(2,259,565)
Down 300 basis points	(3,389,348)	—	(3,389,348)

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

Item 4.Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition, and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There have been no material changes since the filing of the Company’s Annual Report on Form 10-K with the SEC on March 19, 2025 to the risk factors previously disclosed therein. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

The Company did not repurchase any of its equity securities during the three months ended March 31, 2025.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information

Resignation of Principal Financial Officer; Appointment of Chief Financial Officer

On May 13, 2025, the Board accepted Mike Szczurek’s resignation as Principal Financial Officer of the Company, effective as of the close of business on May 16, 2025.

On May 13, 2025, the Board appointed Moses Awe as Chief Financial Officer of the Company, effective as of the close of business on May 16, 2025.

Mr. Awe is the Chief Financial Officer of Andalusian Credit Partners (“ACP”). Prior to joining Andalusian, Mr. Awe was the Controller for Hercules Capital, Inc.’s private funds and investment advisor. He also operated as the Senior Director of Finance for Hercules Capital, Inc., a publicly listed, internally managed, BDC specializing in venture debt. Prior to Hercules, Mr. Awe was a Director at PricewaterhouseCoopers, LLP, where he specialized in BDCs, asset managers, and private wealth funds, servicing clients in New York and London. Mr. Awe is a CPA in New York and Texas. Mr. Awe graduated with Honors from the University of Texas at Austin with a Master in professional accounting, Bachelor of Business Administration, and B.A. in German.

There is no arrangement or understanding between Mr. Awe and any other person pursuant to which he was appointed as Chief Financial Officer. Further, with regard to Mr. Awe, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of the Company’s managers or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.Exhibits

Number	Exhibit
3.1	Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement, filed on December 22, 2023).
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Principal Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
*	Filed Herewith.
**	Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Andalusian Credit Company, LLC

Date: May 14, 2025	By:	/s/ Aaron Kless
Aaron Kless
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Mike Szczurek
Mike Szczurek

Principal Financial Officer