Form 10-Q
period 2025-06-30
Andalusian Credit Company, LLC
filed 2025-08-13
CIK 1979306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2025

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

As of August 13, 2025, the registrant had 15,243,006 Shares, $0.001 par value per Share, outstanding.

Andalusian Credit Company, LLC

Statements of Assets and Liabilities

	June 30, 2025
	(unaudited)	December 31, 2024
Assets:
Investments in non-controlled non-affiliated investments, at fair value (cost $138,727,316 and $91,004,288, respectively)	$138,612,837	$91,188,202
Cash and cash equivalents	95,006,222	59,419,565
Interest receivable	1,237,865	913,083
Prepaid expenses and other assets	230,149	399,901
Total assets	$235,087,073	$151,920,751

Liabilities:
Management fees payable	$585,959	$1,520,781
Administration fees payable	317,817	316,040
Professional fees payable	274,683	151,000
Legal fees payable	183,817	73,755
Interest and credit facility fees payable (Note 6)	61,979	62,708
Due to affiliate	55,398	32,166
Accounts payable and accrued expenses	38,452	15,024
Total liabilities	$1,518,105	$2,171,474

Commitments and contingencies (Note 7)

Net assets:

Shares, par value $0.001 (15,243,006 and 9,863,357 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	$15,243	$9,863
Paid-in-capital in excess of par value	237,098,322	155,066,351
Distributable earnings (loss)	(3,544,597)	(5,326,937)
Total net assets	$233,568,968	$149,749,277
Total liabilities and net assets	$235,087,073	$151,920,751
Net asset value per share	$15.32	$15.18

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Operations

(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2025	June 30, 2024(1)	June 30, 2025	June 30, 2024(1)
Investment Income:
Interest income from non-controlled/non-affiliated investments	$3,212,770	$975,873	$5,851,619	$1,138,311
Interest from cash and cash equivalents	867,624	233,184	1,553,101	299,000
Other income	—	7,015	—	7,015
Total investment income	4,080,394	1,216,072	7,404,720	1,444,326

Expenses:
Management fees	$1,535,960	$1,875,424	$3,083,870	$3,321,128
Legal fees	218,847	177,522	438,124	409,475
Administration fees	317,817	315,104	635,260	557,107
General and administrative expenses	172,093	148,051	297,430	274,324
Interest expense and other financing costs	149,137	163,907	296,636	280,747
Board fees	107,500	107,500	215,000	215,000
Professional fees	220,625	128,663	357,667	231,726
Offering expenses	—	319,799	—	639,598
Total operating expenses	2,721,979	3,235,970	5,323,987	5,929,105
Management fee waiver	—	(312,570)	—	(553,521)
Net operating expenses	2,721,979	2,923,400	5,323,987	5,375,584
Net investment income (loss)	1,358,415	(1,707,328)	2,080,733	(3,931,258)

Net change in unrealized appreciation (depreciation)
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	36,526	26,462	(298,393)	26,462
Net change in unrealized appreciation (depreciation)	36,526	26,462	(298,393)	26,462
Net increase (decrease) in net assets resulting from operations	$1,394,941	$(1,680,866)	$1,782,340	$(3,904,796)

Per share data:
Net investment income (loss) per share	$0.10	$(0.53)	$0.17	$(2.00)
Net increase (decrease) in net assets resulting from operations per share	$0.10	$(0.52)	$0.15	$(1.99)
Weighted average shares outstanding	13,393,460	3,246,080	12,179,062	1,965,765
(1)	Certain items have been reclassified in prior quarters to conform with the current quarter presentation.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Changes in Net Assets

(unaudited)

	Common Stock
			Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Total Net Assets
Balance at March 31, 2024	1,145,529	1,146	23,071,035	(4,882,093)	18,190,088

Operations:
Net investment income (loss)	—	—	—	(1,707,328)	(1,707,328)
Net change in unrealized appreciation (depreciation)	—	—	—	26,462	26,462
Net increase (decrease) in net assets resulting from operations	—	—	—	(1,680,866)	(1,680,866)

Capital transactions:
Proceeds from issuance of shares	2,482,469	2,482	38,889,745	—	38,892,227
Net increase (decrease) in net assets resulting from capital share transactions	2,482,469	2,482	38,889,745	—	38,892,227
Total increase (decrease) for the three months ended June 30, 2024	2,482,469	2,482	38,889,745	(1,680,866)	37,211,361
Balance at June 30, 2024	3,627,998	$3,628	$61,960,780	$(6,562,959)	$55,401,449

	Common Stock
			Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Total Net Assets
Balance at March 31, 2025	13,239,331	$13,239	$206,421,440	$(4,939,538)	$201,495,141

Operations:
Net investment income (loss)	—	—	—	1,358,415	1,358,415
Net change in unrealized appreciation (depreciation)	—	—	—	36,526	36,526
Net increase (decrease) in net assets resulting from operations	—	—	—	1,394,941	1,394,941

Capital transactions:
Proceeds from issuance of shares	2,003,675	2,004	30,676,882	—	30,678,886
Net increase (decrease) in net assets resulting from capital share transactions	2,003,675	2,004	30,676,882	—	30,678,886
Total increase (decrease) for the three months ended June 30, 2025	2,003,675	2,004	30,676,882	1,394,941	32,073,827
Balance at June 30, 2025	15,243,006	$15,243	$237,098,322	$(3,544,597)	$233,568,968

	Common Stock
			Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	171,874	$172	$3,598,907	$(2,658,163)	$940,916

Operations:
Net investment income (loss)	—	—	—	(3,931,258)	(3,931,258)
Net change in unrealized appreciation (depreciation)	—	—	—	26,462	26,462
Net increase (decrease) in net assets resulting from operations	—	—	—	(3,904,796)	(3,904,796)

Capital transactions:
Proceeds from issuance of shares	3,456,124	3,456	58,361,873	—	58,365,329
Net increase (decrease) in net assets resulting from capital share transactions	3,456,124	3,456	58,361,873	—	58,365,329
Total increase (decrease) for the six months ended June 30, 2024	3,456,124	3,456	58,361,873	(3,904,796)	54,460,533
Balance at June 30, 2024	3,627,998	$3,628	$61,960,780	$(6,562,959)	$55,401,449

	Common Stock
			Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	9,863,357	$9,863	$155,066,351	$(5,326,937)	$149,749,277

Operations:
Net investment income (loss)	—	—	—	2,080,733	2,080,733
Net change in unrealized appreciation (depreciation)	—	—	—	(298,393)	(298,393)
Net increase (decrease) in net assets resulting from operations	—	—	—	1,782,340	1,782,340

Capital transactions:
Proceeds from issuance of shares	5,379,649	5,380	82,031,971	—	82,037,351
Net increase (decrease) in net assets resulting from capital share transactions	5,379,649	5,380	82,031,971	—	82,037,351
Total increase (decrease) for the six months ended June 30, 2025	5,379,649	5,380	82,031,971	1,782,340	83,819,691
Balance at June 30, 2025	15,243,006	$15,243	$237,098,322	$(3,544,597)	$233,568,968

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Statements of Cash Flows

(unaudited)

	Six months	Six months
	ended	ended
	June 30, 2025	June 30, 2024(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,782,340	$(3,904,796)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchases of investments	(55,381,358)	(56,760,508)
Proceeds from principal repayments	7,835,711	102,105
Net change in unrealized (appreciation) depreciation	298,393	(26,462)
Amortization of premium and accretion of discount, net	(177,381)	(25,790)
Amortization of deferred offering expenses	—	639,598
Amortization of deferred financing costs	164,657	158,889
Amortization of prepaid expenses	54,545	57,496
Changes in operating assets and liabilities:
Interest receivable	(324,782)	(655,456)
Prepaid expenses and other assets	(49,450)	(72,377)
Due from affiliate	—	17,413
Payable for investments purchased	—	4,548,872
Management fees payable	(934,822)	946,133
Professional fees payable	123,683	28,000
Organizational expenses payable	—	(132,327)
Administration fees payable	1,777	191,022
Legal fees payable	110,062	63,388
Interest and credit facility fees payable	(729)	—
Due to affiliate	23,232	22,768
Accounts payable and accrued expenses	23,428	(23,154)
Net cash provided by (used in) operating activities	(46,450,694)	(54,825,186)

Cash flows from financing activities:
Net proceeds from issuance of shares(2)	82,037,351	58,365,329
Offering expenses paid	—	(33,313)
Borrowings on debt	—	5,500,000
Repayments of debt	—	(2,500,000)
Debt issuance costs paid	—	(464,986)
Net cash provided by (used in) financing activities	82,037,351	60,867,030
Net increase in cash and cash equivalents	35,586,657	6,041,844
Cash and cash equivalents, beginning of period	59,419,565	1,011,952
Cash and cash equivalents, end of period	$95,006,222	$7,053,796

Supplemental and non-cash activities
Interest, including credit facility fees, paid during the period	$132,708	$56,732
(1)	Certain items have been reclassified in prior quarters to conform with the current quarter presentation.
(2)	Proceeds from the issuance of shares are presented net of placement agent fees of $205,137 and $147,567, respectively for the periods presented.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Schedule of Investments

As of June 30, 2025

(unaudited)

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Non-controlled non-affiliated investments
Debt investments
Capital Equipment
Komline-Sanderson Group, Inc.	(5)	First Lien Term Loan	S+	5.75%	9.96%	09/06/29	$10,774,092	$10,593,371	$10,585,547	4.6%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.75%	10.08%	09/06/29	2,549,239	2,480,790	2,457,909	1.1%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Revolving Loan	S+	5.75%	10.07%	09/06/29	963,046	927,331	925,869	0.4%
								14,001,492	13,969,325	6.1%

FIRE: Finance	(7)
Allworth Financial Group, L.P.	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.75%	9.07%	12/23/27	1,749,600	1,722,101	1,707,209	0.7%
Allworth Financial Group, L.P.	(5)(6)	First Lien Revolving Loan	S+	4.75%	9.07%	12/23/27	—	(2,033)	(2,286)	0.0%
Arax Midco, LLC	(5)	First Lien Term Loan	S+	5.00%	9.33%	04/11/29	1,678,863	1,662,791	1,662,791	0.7%
Arax Midco, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.33%	04/11/29	—	(14,042)	(14,042)	0.0%
StrategyCorps, LLC	(5)	First Lien Term Loan	S+	5.50%	9.83%	06/28/30	5,629,230	5,565,362	5,551,828	2.4%
StrategyCorps, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.72%	06/28/30	—	(6,049)	(31,274)	0.0%
StrategyCorps, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.72%	06/28/30	56,861	44,322	41,224	0.0%
								8,972,452	8,915,450	3.8%
FIRE: Insurance	(7)
Accession Risk Management Group, Inc.	(5)	First Lien Delayed Draw Term Loan	S+	4.75%	9.06%	10/30/29	4,503,552	4,503,552	4,503,552	1.9%
Integrity Marketing Acquisition, LLC	(5)	First Lien Term Loan	S+	5.00%	9.33%	08/27/28	13,547,087	13,474,926	13,496,285	5.8%
World Insurance Associates, LLC	(5)	First Lien Term Loan	S+	5.00%	9.30%	04/03/30	4,515,388	4,515,388	4,509,744	1.9%
								22,493,866	22,509,581	9.6%
Healthcare & Pharmaceuticals
Giving Home Health Care	(5)	First Lien Term Loan	S+	6.25%	10.58%	04/26/29	13,284,558	13,099,828	13,118,501	5.7%
Pediatric Home Respiratory Services, LLC	(5)	First Lien Term Loan	S+	5.50%	9.75%	12/23/30	13,918,717	13,849,124	13,849,124	5.9%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.74%	12/23/30	546,010	538,991	534,635	0.2%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.74%	12/23/30	—	(6,193)	(13,650)	0.0%
								27,481,750	27,488,610	11.8%
Media: Diversified & Production
Touchtunes Music Group, LLC	(5)	First Lien Term Loan	S+	4.75%	9.05%	04/01/29	4,503,384	4,503,384	4,469,608	1.9%
								4,503,384	4,469,608	1.9%
High Tech Industries
Irving Parent, Corp.	(5)	First Lien Term Loan	S+	5.25%	9.54%	03/11/31	15,891,813	15,698,126	15,698,126	6.7%
Irving Parent, Corp.	(5)(6)	First Lien Revolving Loan	S+	5.25%	9.54%	03/11/31	—	(27,940)	(27,940)	0.0%
OneZero	(5)	First Lien Term Loan	S+	5.00%	9.28%	10/07/31	5,236,510	5,189,529	5,243,056	2.2%
OneZero	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.28%	10/07/31	308,954	305,020	310,102	0.1%
OneZero	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.28%	10/07/31	—	(5,877)	(3,281)	0.0%
								21,158,858	21,220,063	9.0%
Retail
NPM Franchising, LLC	(5)	First Lien Term Loan	S+	5.50%	9.94%	01/13/29	10,814,420	10,624,268	10,625,168	4.5%
NPM Franchising, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.94%	01/13/29	—	(32,262)	(31,851)	0.0%
								10,592,006	10,593,317	4.5%
Services: Business
SAFEbuilt, LLC	(5)	First Lien Term Loan	S+	6.85%	11.17%	12/31/25	13,062,410	13,021,517	12,997,097	5.6%
								13,021,517	12,997,097	5.6%
Transportation: Cargo
A. Stucki Company	(5)	First Lien Term Loan	S+	4.86%	9.19%	03/27/30	16,648,566	16,523,702	16,502,891	7.1%
A. Stucki Company	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.86%	9.19%	03/27/30	—	(21,711)	(53,105)	0.0%
								16,501,991	16,449,786	7.1%
Total debt investments								138,727,316	138,612,837	59.4%
Total non-controlled non-affiliated investments								138,727,316	138,612,837	59.4%

Cash and cash equivalents
State Street Institutional U.S. Government Money Market Fund - Premier Class	(8)(9)	Money Market Fund			4.27%			94,893,568	94,893,568	40.6%
Cash		Cash						112,654	112,654	0.0%
Total cash and cash equivalents								95,006,222	95,006,222	40.6%
Total investments and cash and cash equivalents								$233,733,538	$233,619,059	100.0%
(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of June 30, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $233,733,538 resulting in estimated gross unrealized appreciation and depreciation of $102,548 and ($217,027), respectively.
(4)	In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 5 for further information related to investments at fair value.

Andalusian Credit Company, LLC

Schedule of Investments

As of June 30, 2025

(unaudited)

(5)	Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“S” or “SOFR”) which may also contain a credit spread adjustment depending on the tenor election, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2025. As of June 30, 2025, the reference rate for our variable rate loans was SOFR at 4.45%.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. As applicable, the negative amortized cost or fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan which will be amortized into income.
(7)	Finance, Insurance, and Real Estate (“FIRE”).
(8)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 5 for further information related to investments at fair value.
(9)	The rate presented represents the annualized seven-day yield as of June 30, 2025.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Schedule of Investments

As of December 31, 2024

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Non-controlled non-affiliated investments
Debt investments
Capital Equipment
Komline-Sanderson Group, Inc.	(5)	First Lien Term Loan	S+	5.75%	10.24%	09/06/29	$10,828,370	$10,627,752	$10,627,752	7.1%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.75%	10.24%	09/06/29	—	(48,807)	(48,807)	0.0%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Revolving Loan	S+	5.75%	10.24%	09/06/29	—	(39,776)	(39,776)	0.0%
								10,539,169	10,539,169	7.1%
FIRE: Finance	(7)
Allworth Financial Group, L.P.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.36%	12/23/27	105,745	79,408	79,408	0.1%
Allworth Financial Group, L.P.	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.36%	12/23/27	—	(2,437)	(2,437)	0.0%
StrategyCorps, LLC	(5)	First Lien Term Loan	S+	5.25%	9.61%	06/28/30	5,657,660	5,586,055	5,615,228	3.7%
StrategyCorps, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	9.61%	06/28/30	—	(7,278)	(17,058)	0.0%
StrategyCorps, LLC	(5)(6)	First Lien Revolving Loan	S+	5.25%	9.61%	06/28/30	—	(15,011)	(8,529)	0.0%
								5,640,737	5,666,612	3.8%
FIRE: Insurance	(7)
Accession Risk Management Group, Inc.	(5)	First Lien Delayed Draw Term Loan	S+	4.75%	9.21%	10/30/29	4,526,617	4,526,617	4,526,616	3.0%
World Insurance Associates, LLC	(5)	First Lien Term Loan	S+	6.00%	10.33%	04/03/28	4,526,705	4,526,705	4,526,705	3.0%
								9,053,322	9,053,321	6.0%
Healthcare & Pharmaceuticals
Giving Home Health Care	(5)	First Lien Term Loan	S+	6.00%	10.62%	04/26/29	8,524,258	8,367,595	8,417,705	5.6%
Pediatric Home Respiratory Services, LLC	(5)	First Lien Term Loan	S+	5.50%	9.78%	12/23/30	13,953,601	13,884,156	13,884,156	9.3%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.78%	12/23/30	—	(6,786)	(6,786)	0.0%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.78%	12/23/30	242,671	235,122	235,122	0.2%
								22,480,087	22,530,197	15.1%
Media: Diversified & Production
Touchtunes Music Group, LLC	(5)	First Lien Term Loan	S+	4.75%	9.08%	04/01/29	4,526,128	4,526,128	4,526,128	3.0%
								4,526,128	4,526,128	3.0%
High Tech Industries
oneZero Financial Systems, LLC	(5)	First Lien Term Loan	S+	5.00%	9.59%	10/07/31	5,249,634	5,198,789	5,198,789	3.5%
oneZero Financial Systems, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.59%	10/07/31	—	(4,449)	(4,449)	0.0%
oneZero Financial Systems, LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.59%	10/07/31	—	(6,352)	(6,344)	0.0%
								5,187,988	5,187,996	3.5%
Services: Business
ImageFirst Holdings, LLC	(5)	First Lien Term Loan	S+	4.25%	8.85%	04/27/28	7,005,036	6,999,991	7,005,036	4.7%
Integrity Marketing Acquisition, LLC	(5)	First Lien Term Loan	S+	5.00%	9.51%	08/27/28	13,615,330	13,530,869	13,615,330	9.1%
SAFEbuilt, LLC	(5)	First Lien Term Loan	S+	6.85%	11.19%	12/31/25	13,130,064	13,045,997	13,064,413	8.7%
								33,576,857	33,684,779	25.5%
Total debt investments								91,004,288	91,188,202	64.0%
Total non-controlled non-affiliated investments								91,004,288	91,188,202	64.0%

Cash and cash equivalents
State Street Institutional U.S. Government Money Market Fund - Premier Class	(8)(9)	Money Market Fund			4.43%			58,868,006	58,868,006	39.3%
Cash		Cash						551,559	551,559	0.4%
Total cash and cash equivalents								59,419,565	59,419,565	39.7%
Total investments and cash and cash equivalents								$150,423,853	$150,607,767	103.7%
(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of December 31, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $150,423,854 resulting in estimated gross unrealized appreciation and depreciation of $193,695 and ($9,781), respectively.
(4)	In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 5 for further information related to investments at fair value.

Andalusian Credit Company, LLC

Schedule of Investments

As of December 31, 2024

(5)	Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“S” or “SOFR”) which may also contain a credit spread adjustment depending on the tenor election, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2024. As of December 31, 2024, the reference rates for our variable rate loans was SOFR at 4.49%.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative amortized cost or fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(7)	Finance, Insurance, and Real Estate (“FIRE”).
(8)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 5 for further information related to investments at fair value.
(9)	The rate presented represents the annualized seven-day yield as of December 31, 2024.

The accompanying notes are an integral part of these financial statements.

Andalusian Credit Company, LLC

Notes to Financial Statements

June 30, 2025

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic and regulatory environment, financial markets, the creditworthiness of our portfolio companies, other macro-economic developments (for example, global pandemics, natural disasters, terrorism, international conflicts and war), and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions, and such differences could be material.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value measurement is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective dividend payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the six months ended June 30, 2025 and 2024, the Company did not hold any investments that have contractual PIK interest or PIK dividends.

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

In accordance with the Company’s Memorandum, the Company will pay all initial organizational and offering expenses associated with the Private Offering of its Shares up to a maximum amount of 1.50% of aggregate Capital Commitments to the Company over the initial four-year period following the Initial Closing Date (the “Cap”). The Adviser will pay all organizational and offering expenses in excess of the Cap. Since inception through June 30, 2025, the Company has incurred $2,238,269 of organizational and offering expenses. For the three and six months ended June 30, 2025, the Company did not incur any organizational and offering expenses. For the three and six months ended June 30, 2024, the Company incurred $319,799 and $639,598 of offering expenses, respectively.

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

Distributions

The Company records dividend distributions on the record date. The amount to be paid as a dividend is determined by the Company’s Board each quarter and is generally based upon the earnings estimated by management and considers the level of undistributed taxable income for distribution. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such capital gains for investment.

The Company has adopted a Dividend Reinvestment Program (“DRP”), pursuant to which each Member will receive dividends in the form of additional Shares unless they notify the Company that they instead desire to receive cash. As a result, if the Company’s Board authorizes, and the Company declares, a cash dividend, then the Company’s Members who have not “opted out” of the Company’s dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company, rather than receiving the cash dividend.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements, to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current period. All penalties and interest associated with income taxes, as applicable, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company recognizes accrued interest and penalties, as applicable, related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes. As of June 30, 2025 and December 31, 2024, there were no uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

For the three and six months ended June 30, 2025, the Company incurred Management Fees of $1,535,960 and $3,083,870, respectively. For the three and six months ended June 30, 2024, the Company incurred Management Fees of $1,562,854 and $2,767,607, net of the Management Fee waiver of $312,570 and $553,521, each respectively. As of June 30, 2025 and December 31, 2024, the Company had Management Fees payable of $585,959 and $1,520,781, respectively.

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

On and after the occurrence of an Exchange Listing, the Company will pay the Income Incentive Fee in each calendar quarter as follows:

●	No Income Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;
●	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Post-Exchange Listing Catch-Up Amount”) determined on a quarterly basis by multiplying 1.5625% (6.25% annualized) by the Company’s NAV at the beginning of each applicable calendar quarter. The Post - Exchange Listing Catch - Up Amount is intended to provide the Adviser with an incentive fee of 20% on all of the Company’s pre - incentive fee net investment income when the Company’s pre - incentive fee net investment income reaches the Post - Exchange Listing Catch - Up Amount in any calendar quarter; and
●	For any calendar quarter in which the Company’s pre - incentive fee net investment income exceeds the Post - Exchange Listing Catch - Up Amount, the Income Incentive Fee shall equal 20% of the amount of the Company’s pre-incentive fee net investment income for the calendar quarter.

Subsequent to an Exchange Listing, the Income Incentive Fee is subject to a cap (the “Post - Exchange Listing Incentive Fee Cap”). The Post - Exchange Listing Incentive Fee Cap in respect of any quarter is an amount equal to 20% of the Pre - Incentive Fee Net Return during the relevant quarter.

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

For the three and six months ended June 30, 2025 and 2024, the Company did not incur any Income Incentive Fees.

Capital Gains Incentive Fee

The second component of the Incentive Compensation, the Capital Gains Incentive Fee, which is payable at the end of each calendar year in arrears and equals (i) 15% of the Company’s realized capital gains as of the end of the fiscal year prior to an initial public offering, an Exchange Listing, or (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of Shares, in each case for consideration of either cash and/or publicly listed securities of the acquirer (each, a “Liquidity Event”) and (ii) 20% of the Company’s realized capital gains as of the end of the fiscal year after a Liquidity Event.

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

For the three and six months ended June 30, 2025 and 2024, the Company did not incur any Capital Gains Incentive Fees.

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

For the three and six months ended June 30, 2025, the Company incurred Administration Fees of $317,817 and $635,260, respectively. For the three and six months ended June 30, 2024, the Company incurred Administration Fees of $315,104 and $557,107, respectively. As of June 30, 2025 and December 31, 2024, the Company recorded Administration Fees payable of $317,817 and $316,040, respectively.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
			Net Unrealized			Net Unrealized
			Appreciation			Appreciation
	Amortized Cost (1)	Fair Value	(Depreciation)	Amortized Cost (1)	Fair Value	(Depreciation)
First Lien Term Loans	$138,727,316	$138,612,837	$(114,479)	$91,004,288	$91,188,202	$183,914
Total	$138,727,316	$138,612,837	$(114,479)	$91,004,288	$91,188,202	$183,914
(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The geographic composition of investments based on fair value as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
United States	100.0%	100.0%
Total	100.0%	100.0%

The industry composition of investments based on fair value as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Healthcare & Pharmaceuticals	19.8%	24.7%
FIRE: Insurance	16.2%	9.9%
High Tech Industries	15.3%	5.7%
Transportation: Cargo	11.9%	—%
Capital Equipment	10.1%	11.6%
Services: Business	9.5%	36.9%
Retail	7.6%	—%
FIRE: Finance	6.4%	6.2%
Media: Diversified & Production	3.2%	5.0%
Total	100.0%	100.0%

Note 5. Fair Value Measurements

The following tables summarize the Company’s investments, measured at fair value by the fair value hierarchy levels, as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Term Loans	$—	$—	$138,612,837	$138,612,837
Cash Equivalents	94,893,568	—	—	94,893,568
Total	$94,893,568	$—	$138,612,837	$233,506,405

	As of December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Term Loans	$—	$—	$91,188,202	$91,188,202
Cash Equivalents	58,868,006	—	—	58,868,006
Total	$58,868,006	$—	$91,188,202	$150,056,208

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the six months ended June 30, 2025 and 2024, there were no transfers between levels.

The following tables present a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2025 and 2024:

	First Lien
	Term Loans	Total
Fair Value as of December 31, 2024	$91,188,202	$91,188,202
Purchases	55,381,358	55,381,358
Accretion of discount and fees (amortization of premium), net	177,381	177,381
Proceeds from principal repayments	(7,835,711)	(7,835,711)
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	(298,393)	(298,393)
Balance as of June 30, 2025	$138,612,837	$138,612,837
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2025	$(293,348)	$(293,348)

	First Lien
	Term Loans	Total
Fair Value as of December 31, 2023	$—	$—
Purchases	56,760,508	56,760,508
Accretion of discount and fees (amortization of premium), net	25,790	25,790
Proceeds from principal repayments	(102,105)	(102,105)
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	26,462	26,462
Balance as of June 30, 2024	$56,710,655	$56,710,655
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2024	$26,462	$26,462

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2025 and December 31, 2024:

		Valuation
	Fair Value as of	Techniques/	Unobservable	Range		Weighted
Investment Type	June 30, 2025	Methodologies	Input	Low	High	Average (1)

First Lien Term Loans	$17,318,935	Recent Transaction	Transaction Price	98.75%	99.00%	98.77%
	121,293,902	Income - Yield Analysis	Discount Rate	8.00%	13.69%	10.16%
Total	$138,612,837
(1)The weighted average is calculated based on the fair value of each investment.

		Valuation
	Fair Value as of	Techniques/	Unobservable	Range		Weighted
Investment Type	December 31, 2024	Methodologies	Input	Low	High	Average (1)

First Lien Term Loans	$14,189,463	Recent Transaction	Transaction Price	99.00%	99.50%	99.50%
	76,998,739	Income - Yield Analysis	Discount Rate	8.17%	12.94%	10.19%
Total	$91,188,202
(1)	The weighted average is calculated based on the fair value of each investment.

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

Note 6. Borrowings

The Company, pursuant to shareholder approval received in August 2023, is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). The Company, as borrower, has entered into a $75,000,000 senior secured revolving credit facility with CIBC Bank USA, as Administrative Agent and letter of credit issuer, and the financial institutions as lenders party thereto (the “CIBC Credit Facility”). On December 13, 2024, the Company entered into a first amendment to the CIBC Credit Facility which amended certain provisions of the CIBC Credit Facility to, among other things, extend the Stated Maturity Date (as defined in the CIBC Credit Facility) from February 12, 2025, to December 12, 2025, which may further be extended for an additional period of up to one year subject to consent of the Administrative Agent and extending lenders. The Company has an accordion provision to request, at one or more times, that existing and/or new lenders, at their election, increase the total CIBC Credit Facility amount to up to $175,000,000. The Company’s obligations under the CIBC Credit Facility are secured by the Company’s ability to draw capital from its investors, the Capital Commitments and capital contributions of such investors, the bank accounts into which such capital contributions are funded and any other assets.

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

In connection with the CIBC Credit Facility, the Company has made certain representations and warranties and must comply with various customary covenants and reporting requirements. The CIBC Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, the Administrative Agent, at the request of the required lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the CIBC Credit Facility immediately due and payable. The Company was in compliance with all covenants and other requirements under the CIBC Credit Facility as of June 30, 2025.

As of June 30, 2025 and December 31, 2024, the unused portion and amount available to draw under the CIBC Credit Facility were $75,000,000.

For the three and six months ended June 30, 2025 and 2024, the components of interest expense and other financing costs were as follows:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024
Interest expense	$—	$—	$9,869	$20,664
Unused commitment fee	66,354	131,979	65,927	101,194
Amortization of deferred financing costs	82,783	164,657	88,111	158,889
Total interest expense and other financing costs	149,137	296,636	163,907	280,747
Average principal debt outstanding	$—	$—	$483,516	$831,818
Average interest rate	—	—	8.21%	8.27%

As of June 30, 2025 and December 31, 2024, the components of interest and other financing costs payable were as follows:

	June 30, 2025	December 31, 2024
Interest expense payable	$—	$—
Unused commitment fee payable	61,979	62,708
Total interest expense and credit facility fees payable	$61,979	$62,708

As of June 30, 2025, the unamortized balance of financing costs of $150,102 is deferred and included in prepaid expenses and other assets in the accompanying Statements of Assets and Liabilities.

Note 7. Commitments and Contingencies

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

As of June 30, 2025 and December 31, 2024, the Company had the following unfunded commitments:

	Par as of
Company	June 30, 2025	December 31, 2024
A. Stucki Company	$6,069,197	$—
Allworth Financial Group, L.P.	3,898,797	5,547,836
Allworth Financial Group, L.P.	261,268	261,268
Arax Midco, LLC	2,873,035	—
Irving Parent, Corp.	2,275,949	—
Komline-Sanderson Group, Inc.	2,669,619	5,218,858
Komline-Sanderson Group, Inc.	1,161,320	2,124,366
NPM Franchising, LLC	1,820,035	—
OneZero	609,732	918,686
OneZero	656,204	656,204
Pediatric Home Respiratory Services, LLC	2,730,053	2,730,052
Pediatric Home Respiratory Services, LLC	970,686	1,274,025
StrategyCorps, LLC	2,274,436	2,274,436
StrategyCorps, LLC	1,080,357	1,137,218
Total (1)	$29,350,688	$22,142,949

(1) The Adviser’s determination of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025 and December 31, 2024, the Company is not aware of any pending or threatened litigation. Additionally, in the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements as of June 30, 2025 and December 31, 2024 for any such exposure.

Note 8. Net Assets

Unregistered Sales of Equity Securities

As of June 30, 2025, the Company had the authority to issue an unlimited number of Shares at $0.001 par value per share. The following table summarizes the Company’s share issuances since inception through June 30, 2025.

	Shares	Proceeds	Average Issuance
Share Issuance Date	Issued	Received	Price per Share
June 30, 2023	50	$1,000	$20.00
November 14, 2023	171,824	3,436,474	20.00
February 13, 2024	973,655	19,473,102	20.00
April 15, 2024	2,482,469	38,892,227	15.67
September 3, 2024	2,901,546	44,013,319	15.17
December 2, 2024	3,333,813	50,542,802	15.16
March 3, 2025	3,375,974	51,358,465	15.21
June 24, 2025	2,003,675	30,678,886	15.31
Total	15,243,006	$238,396,275	$15.64

The sales of the Shares were made pursuant to subscription agreements entered into by the Company with its investors. Under the terms of the subscription agreements, each investor is required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments each time the Company delivers a drawdown notice with a minimum of 10 business days prior notice to the date on which payment will be due.

As of June 30, 2025 and December 31, 2024, the Company had 15,243,006 and 9,863,357 shares outstanding, respectively. As of June 30, 2025, the Company had $508,507,100 of capital commitments, of which $269,508,233 remained undrawn. As of December 31, 2024, the Company had $505,663,513 of capital commitments, of which $348,907,133 remained undrawn.

There were no dividends declared or reinvested from inception through June 30, 2025.

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

During the six months ended June 30, 2025 and 2024, the Company did not repurchase any Shares.

Note 9. Earnings Per Share

The Company computes earnings per share in accordance with ASC 260. Basic and diluted earnings per share was calculated by dividing net increase / (decrease) in net assets resulting from operations by the weighted average number of shares outstanding for the period. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net increase (decrease) in net assets resulting from operations	$1,394,941	(1,680,866)	$1,782,340	$(3,904,796)
Weighted average shares outstanding	13,393,460	3,246,080	12,179,062	1,965,765
Basic and diluted gain (loss) per share	$0.10	(0.52)	$0.15	$(1.99)

Note 10. Tax Matters

The Company intends to comply with the provisions of the Code applicable to RICs for the tax period ending December 31, 2025. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate - level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders as dividends. As such, no taxes were accrued for the six months ended June 30, 2025.

For periods prior to the effectiveness of our RIC election, it is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued. For the six months ended June 30, 2024 and as of December 31, 2024, the Company was subject to taxation as a U.S. corporation. Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the six months ended June 30, 2024, as follows:

Six months ended
June 30, 2024
Income tax benefit at federal statutory rate (21.0%)	$820,007
State and local income tax benefit (estimated 11.7%, net of federal detriment)	457,659
Permanent book/tax differences	(209,279)
Valuation allowance	(1,068,387)
Total income tax (expense)/benefits	$—

As of December 31, 2024, the Company’s income tax provision consisted of the following:

December 31, 2024
Current tax (expense)/benefit:
Federal	$—
State and Local	—
Total current tax (expense)/benefit	—

Deferred tax (expense)/benefit:
Federal	1,118,657
State and Local	624,340
Total	1,742,997
Valuation allowance	(1,742,997)
Total deferred tax (expense)/benefit	—

Total income tax (expense)/benefit	$—

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

Note 11. Financial Highlights

The following table presents the schedule of financial highlights of the Company for the six months ended June 30, 2025 and 2024:

	Six months	Six months
	ended	ended
	June 30, 2025	June 30, 2024
Per share data: (1)
Net asset value at beginning of period	$15.18	$5.47 (2)
Net investment gain (loss)	0.17	(2.00)
Net change in unrealized appreciation (depreciation)	(0.02)	0.01
Net increase (decrease) in net assets resulting from operations	0.15	(1.99)
Issuance of Shares	(0.01)	11.79
Distributions declared	—	—
Net asset value at end of period	$15.32	$15.27

Shares outstanding at end of period	15,243,006	3,627,998
Weighted average net assets	$194,937,795	$24,844,151
Weighted average shares outstanding	12,179,062	1,965,765
Total return based on net asset value (3)	0.92%	179.22%

Supplemental Data/Ratio:
Net assets at end of period	$233,568,968	$55,401,449
Ratio of total expenses to average net assets (4)	5.51%	47.99%
Ratio of net expenses after waivers to average net assets (4)	5.51%	43.51%
Ratio of net investment income (loss) to average net assets (4)	2.15%	(31.82)%
Portfolio turnover	8.38%	0.53%
(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions declared, as applicable, which reflects the actual amount per share for the applicable period.
(2)	Not meaningful given the timing and amount of the Company’s first drawdown.
(3)	Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s distribution reinvestment plan.
(4)	Annualized.

Note 12. Subsequent Events

Dividend Distribution Declaration

On August 6, 2025, the Board declared a cash distribution of $0.11 per share to be paid on August 29, 2025 to stockholders of record as of August 15, 2025.

Investment Activity

Subsequent to June 30, 2025, the Company closed $63.7 million of new commitments, representing $57.6 million of gross principal fundings to three new portfolio companies.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our current and future management structure;
●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	our ability to operate as a business development company (“BDC”);
●	the adequacy of our financing sources and working capital;
●	our informal relationships with third parties including sponsor parties in the middle-market;
●	the ability of our portfolio companies to achieve their objectives;
●	the occurrence and impact of macro-economic developments (for example, global pandemics, natural disasters, terrorism, international conflicts and war) on us and our portfolio companies;
●	the effect of investments that we expect to make and the competition for those investments;
●	actual and potential conflicts of interest with Andalusian Credit Partners, LLC (“ACP” or the “Adviser”), Andalusian Private Capital, LP, Andalusian Sports Advisor, LP, and their affiliates;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
●	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and as a BDC;
●	our ability to access debt markets and equity markets;
●	our expected financings and investments;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the timing, form and amount of any distributions;
●	the impact of fluctuations in interest rates on our business;
●	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and
●	our ability to recover unrealized depreciation on investments.

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

As of June 30, 2025 and December 31, 2024, our portfolio at fair value was comprised of the following:

	June 30, 2025		December 31, 2024
		Percentage of		Percentage of
	Fair Value	Total Investments	Fair Value	Total Investments
Healthcare & Pharmaceuticals	$27,488,610	19.8%	$22,530,197	24.7%
FIRE: Insurance	22,509,581	16.2%	9,053,321	9.9%
High Tech Industries	21,220,063	15.3%	5,187,996	5.7%
Transportation: Cargo	16,449,786	11.9%	—	—%
Capital Equipment	13,969,325	10.1%	10,539,169	11.6%
Services: Business	12,997,097	9.5%	33,684,779	36.9%
Retail	10,593,317	7.6%	—	—%
FIRE: Finance	8,915,450	6.4%	5,666,612	6.2%
Media: Diversified & Production	4,469,608	3.2%	4,526,128	5.0%
Total	$138,612,837	100.0%	$91,188,202	100.0%

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

As of June 30, 2025, we have raised and received capital commitments of over $508.5 million of which $269.5 million was undrawn as of June 30, 2025. Since we began our investment activities in February 2024 through June 30, 2025, we have originated over approximately $200.7 million aggregate principal commitments to over 17 portfolio companies.

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

Our investment portfolio is currently focused on industries and sectors that are generally expected to be more resilient to U.S. and global economic cycles. This includes being partially insulated from declining interest rates as all of our floating rate debt investments, which represent 100.0% and 100.0% of our debt portfolio as June 30, 2025 and December 31, 2024, respectively, are subject to interest rate floors. While our portfolio is not immune to the impact of macroeconomic events, we believe we and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board can predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. For additional information, see “Part I - Item 1A. Risk Factors” in our Form 10-K filed on March 19, 2025.

Portfolio Investment Activity

Our portfolio activity for the six months ended June 30, 2025 and 2024 was comprised of the following:

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Investment Commitments	$63,300,226	$65,444,125

Investment Fundings:
New portfolio company	44,559,518	56,760,509
Existing portfolio company	10,821,840	—
Total Investment Fundings	$55,381,358	$56,760,509
Investment repayments	7,835,711	102,105
Total Net Investment Activity	$47,545,647	$56,658,404

The following table summarizes certain characteristics of our investment portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Number of investments	28	21
Number of portfolio companies	15	12
Percentage of Total Investments, Fair Value
First lien term loans	100.0%	100.0%
Percentage of Debt Investments, Fair Value
Floating rate (1)	100.0%	100.0%
Fixed interest rate	—%	—%
Weighted Average Yield (2)	10.1%	10.2%
(1)	Primarily subject to interest rate floors.
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

The following table shows the distribution of our outstanding debt investments on the 1 to 4 investment grading scale as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025		December 31, 2024
	Investments	Percentage of	Investments	Percentage of
Investment Grade	at Fair Value	Total Investments	at Fair Value	Total Investments
1	$125,615,740	90.6%	$91,188,202	100.0%
2	12,997,097	9.4	—	—
3	—	—	—	—
4	—	—	—	—
Total	$138,612,837	100.0%	$91,188,202	100.0%

As of June 30, 2025 and December 31, 2024, our debt investments had a weighted average investment grading of 1.1 and 1.0 on a cost basis, respectively. Changes in a portfolio company’s investment grading may be a result of changes in a portfolio company’s performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or are underperforming relative to their respective business plans. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company’s investment grading when it is exceeding our financial performance expectations or is expected to mature or repay in full due to a liquidity event. The overall downgrade of the portfolio’s weighted average investment grading is reflective of the impact of the current macroeconomic environment.

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

Non-accrual Investments

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. When a loan is placed on non-accrual status, the Company ceases to recognize interest income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may determine to continue to accrue interest on a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal. As of June 30, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

Results of Operations

The following table sets forth our financial data as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024. The selected financial data has been derived from our unaudited financial statements, which are included elsewhere in this quarterly report on Form 10-Q.

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Statement of Operations Data
Income
Investment income	$4,080,394	$1,209,057	$7,404,720	$1,437,311
Other income	—	7,015	—	7,015

Expenses
Management and administration fees	1,853,777	2,190,528	3,719,130	3,878,235
Professional Fees	439,472	306,185	795,791	641,201
Interest expense and other financing costs	149,137	163,907	296,636	280,747
Other expenses	279,593	575,350	512,430	1,128,922
Total operating expenses	2,721,979	3,235,970	5,323,987	5,929,105
Management fee waiver	—	(312,570)	—	(553,521)
Net operating expenses	2,721,979	2,923,400	5,323,987	5,375,584
Net investment income (loss)	1,358,415	(1,707,328)	2,080,733	(3,931,258)
Net change in unrealized appreciation (depreciation)	36,526	26,462	(298,393)	26,462
Net increase (decrease) in net assets resulting from operations	$1,394,941	$(1,680,866)	$1,782,340	$(3,904,796)

Net increase (decrease) in net assets resulting from operations
Earnings per share - basic and diluted	$0.10	$(0.52)	$0.15	$(1.99)

			June 30, 2025	December 31, 2024
Balance Sheet Data
Total return based on net asset value			0.92%	177.48%
Net asset value per Share			$15.32	$15.18
Investments at fair value			138,612,837	91,188,202
Total assets			235,087,073	151,920,751
Total liabilities			1,518,105	2,171,474
Total net assets			233,568,968	149,749,277

Investment Income

We generate revenue in the form of interest income and fees primarily from our debt investments. In some cases, our debt investments may pay PIK interest. Interest income for the three and six months ended June 30, 2025 totaled approximately $3.2 million and $5.9 million, respectively. Interest income for the three and six months ended June 30, 2024 totaled approximately $1.0 million and $1.1 million, respectively. The increase in interest income from investments for the three and six months ended June 30, 2025 is primarily attributable to an increase in the weighted average principal held during the period.

Interest income on cash and cash equivalents primarily relates to cash held in money market accounts, which for the three and six months ended June 30, 2025 totaled approximately $0.9 million and $1.6 million, respectively. Interest income on cash and cash equivalents for the three and six months ended June 30, 2024 totaled approximately $0.2 million and $0.3 million, respectively. Cash is held for investment purposes and as needed held to ensure the portfolio remains in compliance with RIC diversification requirements.

Operating Expenses

Our operating expenses are comprised of management and administration fees, professional fees, interest and other financing fees, offering expenses, and general and administrative expenses. During the three and six months ended June 30, 2025, our operating expenses totaled approximately $2.7 million and $5.3 million, respectively. During the three and six months ended June 30, 2024, our operating expenses totaled approximately $2.9 million and $5.4 million, respectively.

Management, Incentive, and Administration Fees

During the three months ended June 30, 2025 and 2024, management fees totaled approximately $1.5 million and $1.9 million, respectively. Management fee waivers made, pursuant to the waiver election which ended in November 2024, during the three months ended June 30, 2025 and 2024 approximated $0.0 million and $0.3 million, respectively. During the six months ended June 30, 2025 and 2024, management fees totaled approximately $3.1 million and $3.3 million, respectively. Management fee waivers during the six months ended June 30, 2025 and 2024 approximated $0.0 million and $0.6 million, respectively. Management fees decreased during the three and six month periods ended June 30, 2025 primarily due to an increase in cash and cash equivalents as of June 30, 2025. There were no incentive fees for the three and six months ended June 30, 2025 and 2024. See Note 3 – Related Party Agreements – Advisory Agreement, for additional discussion related to management and incentive fees.

During the three months ended June 30, 2025 and 2024, administration fees totaled approximately $0.3 million and $0.3 million, respectively. During the six months ended June 30, 2025 and 2024, administration fees totaled approximately $0.6 million and $0.6 million, respectively. Administration fees increased primarily due to our increase in capital commitments. See Note 3 – Related Party Agreements – Administration Agreement, for additional discussion related to administration fees.

Professional Fees

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. During the three months ended June 30, 2025 and 2024, professional fees totaled approximately $0.4 million and $0.3 million, respectively. During the six months ended June 30, 2025 and 2024, professional fees totaled approximately $0.8 million and $0.6 million, respectively. Professional fees increased primarily due to an increase in legal expenses.

Interest and Other Financing Expenses

Interest and other financing expenses relates to interest and costs associated with our CIBC Credit Facility. During the three and six months ended June 30, 2025, interest expenses totaled approximately none and none, respectively. During the three and six months ended June 30, 2025, other financing costs totaled approximately $149.1 thousand and $296.6 thousand, respectively. During the three and six months ended June 30, 2024, interest expenses totaled approximately $9.8 thousand and $20.7 thousand, respectively. During the three and six months ended June 30, 2024, other financing costs totaled approximately $154.0 thousand and $260.1 thousand, respectively.

There were no borrowings outstanding for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024 average borrowings outstanding were approximately $0.5 million and $0.8 million, respectively. The weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and six months ended June 30, 2024 was 8.21% and 8.27%, respectively. See Note 6 – Borrowings, for more information.

Other Expenses

Other expenses include board fees and certain allocated technology, research, and other regulatory and compliance expenses incurred related to the management of the Company. During the three and six months ended June 30, 2025, other expenses totaled approximately $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2024, other expenses totaled approximately $0.4 million and $0.9 million, respectively.

Other expenses also include offering expenses. During the three and six months ended June 30, 2025, there were no additional offering expenses incurred. During the three and six months ended June 30, 2024, offering expenses totaled approximately $0.3 million and $0.6 million, respectively. The Company will pay all initial organizational and offering expenses associated with the Private Offering of its Shares up to a maximum amount of 1.50% of aggregate Capital Commitments to the Company over the initial four-year period following November 14, 2023. Since inception through June 30, 2025, the Company has incurred $2.2 million of organizational and offering expenses.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code for the tax period ending December 31, 2025 and intend to maintain qualification as a RIC annually thereafter. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Members in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income, if any for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the required distributions to our Members, which generally relieves us from U.S. federal income taxes at corporate rates to the extent of such distributions. For periods prior to the effectiveness of our RIC election, we expect to be taxed as a corporation. It is not anticipated that we will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the three and six months ended June 30, 2025.

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

Net Change in Unrealized Appreciation and Depreciation

The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by the Adviser, in its capacity as our valuation designee under rule 2a-5 under the 1940 Act, in accordance with valuation policies and procedures that were approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three and six months ended June 30, 2025 and 2024:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment valuation appreciation (depreciation)	$36,526	$26,462	$(293,348)	$26,462
Reversal of prior period net change in unrealized (appreciation) depreciation upon a realization event	—	—	(5,045)	—
Total Net change in unrealized appreciation (depreciation)	$36,526	$26,462	$(298,393)	$26,462

For the six months ended June 30, 2025, the net change in unrealized depreciation was primarily related to depreciation of our debt investments due to an increase in market discount rates.

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

As of June 30, 2025, the Company had received Capital Commitments of $508.5 million of which $269.5 million was undrawn. As of December 31, 2024, the Company had received Capital Commitments of $505.7 million of which $348.9 million was undrawn. There were no dividends declared or reinvested from inception through June 30, 2025.

During the six months ended June 30, 2025, we principally funded our operations from (i) cash receipts from interest and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments, and (iii) drawdowns from unfunded equity commitments.

During the six months ended June 30, 2025, our operating activities used $46.5 million of cash and cash equivalents, compared to $54.8 million used during the six months ended June 30, 2024. The $8.40 million decrease in cash used in operating activities was primarily due to increased interest income generated from operations of approximately $5.9 million, repayments received from investments of $7.8 million, offset by other working capital movements of $6.0 million.

During the six months ended June 30, 2025 our financing activities provided $82.0 million of cash, compared to $60.9 million provided during the six months ended June 30, 2024. The $21.1 million increase in cash flows from financing activities was primarily the result of increased proceeds from issuances of shares during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Available liquidity and capital resources as of June 30, 2025

As of June 30, 2025 we had $95.0 million of cash and cash equivalents, and $75.0 million of availability under the CIBC Credit Facility. As of June 30, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $29.4 million and ample liquidity to support our near-term capital requirements. As the impact of macro-economic events, potential global recession, acts of terrorism, war, geopolitical events, and the related disruption to markets and business continues to impact the economy, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances. The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On August 1, 2023, the Company received approval from ACP, as the Company’s sole initial shareholder, for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on August 2, 2023, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%.

Share Issuances

As of June 30, 2025, the Company had the authority to issue an unlimited number of Shares at $0.001 par value per share.

Since inception through June 30, 2025, the Company has completed the following share issuances:

			Average Issuance
Share Issuance Date	Shares Issued	Proceeds Received	Price per Share
June 30, 2023	50	$1,000	$20.00
November 14, 2023	171,824	3,436,474	20.00
February 13, 2024	973,655	19,473,102	20.00
April 15, 2024	2,482,469	38,892,227	15.67
September 3, 2024	2,901,546	44,013,319	15.17
December 2, 2024	3,333,813	50,542,802	15.16
March 3, 2025	3,375,974	51,358,465	15.21
June 24, 2025	2,003,675	30,678,886	15.31
Total	15,243,006	$238,396,275	$15.64

The sales of the Shares were made pursuant to subscription agreements entered into by the Company with its investors, as described in “Note 8. Net Assets” in the notes to our financial statements and appearing elsewhere in this report. As of June 30, 2025 and December 31, 2024, the Company had 15,243,006 and 9,863,357 Shares outstanding, respectively.

Commitments and Obligations

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet.

As of June 30, 2025 and December 31, 2024, the Company had the following unfunded commitments:

	Par as of
Company	June 30, 2025	December 31, 2024
A. Stucki Company	$6,069,197	$—
Allworth Financial Group, L.P.	3,898,797	5,547,836
Allworth Financial Group, L.P.	261,268	261,268
Arax Midco, LLC	2,873,035	—
Irving Parent, Corp.	2,275,949	—
Komline-Sanderson Group, Inc.	2,669,619	5,218,858
Komline-Sanderson Group, Inc.	1,161,320	2,124,366
NPM Franchising, LLC	1,820,035	—
OneZero	609,732	918,686
OneZero	656,204	656,204
Pediatric Home Respiratory Services, LLC	2,730,053	2,730,052
Pediatric Home Respiratory Services, LLC	970,686	1,274,025
StrategyCorps, LLC	2,274,436	2,274,436
StrategyCorps, LLC	1,080,357	1,137,218
Total (1)	$29,350,688	$22,142,949

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

As of June 30, 2025, 100.0% of our debt investments based on fair value bear interest at floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 1.25%. The CIBC Credit Facility bears interest at floating rates with no interest rate floor.

Based on our Statements of Assets and Liabilities as of June 30, 2025 assuming there are no changes in our investment and borrowing structure, the following table shows the approximate annualized impact on net interest income, of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$4,205,469	$—	$4,205,469
Up 200 basis points	2,803,646	—	2,803,646
Up 100 basis points	1,401,823	—	1,401,823
Down 100 basis points	(1,401,823)	—	(1,401,823)
Down 200 basis points	(2,803,646)	—	(2,803,646)
Down 300 basis points	(4,205,469)	—	(4,205,469)

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

(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

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

The Company did not repurchase any of its equity securities during the six months ended June 30, 2025.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of the Company’s managers or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Andalusian Credit Company, LLC

Date: August 13, 2025	By:	/s/ Aaron Kless
Aaron Kless
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Moses Awe
Moses Awe

Chief Financial Officer (Principal Financial Officer)