Form 10-Q
period 2025-09-30
Andalusian Credit Company, LLC
filed 2025-11-12
CIK 1979306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2025

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

As of November 12, 2025, the registrant had 17,275,299 Shares, $0.001 par value per Share, outstanding.

Andalusian Credit Company, LLC

Consolidated Statements of Assets and Liabilities

	September 30, 2025
	(unaudited)	December 31, 2024(1)
Assets:
Investments in non-controlled non-affiliated investments, at fair value (cost $254,294,953 and $91,004,288, respectively)	$254,153,906	$91,188,202
Cash	6,408,991	551,559
Cash equivalents	64,069,594	58,868,006
Interest receivable	1,439,906	913,083
Prepaid expenses and other assets	411,359	399,901
Total assets	$326,483,756	$151,920,751

Liabilities:
Debt (net of deferred financing costs of $- and $-, respectively) (Note 6)	$58,000,000	$—
Management fees payable	1,856,789	1,520,781
Professional fees payable	360,333	151,000
Administration fees payable	318,004	316,040
Interest and credit facility fees payable (Note 6)	162,065	62,708
Legal fees payable	83,420	73,755
Due to affiliate	27,749	32,166
Accounts payable and accrued expenses	82,962	15,024
Total liabilities	$60,891,322	$2,171,474

Commitments and contingencies (Note 7)

Net assets:
Shares, par value $0.001 (17,275,299 and 9,863,357 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	$17,275	$9,863
Paid-in-capital in excess of par value	268,312,122	155,066,351
Distributable earnings (loss)	(2,736,963)	(5,326,937)
Total net assets	$265,592,434	$149,749,277
Total liabilities and net assets	$326,483,756	$151,920,751
Net asset value per share	$15.37	$15.18

(1)Certain items have been reclassified in prior quarters to conform with the current quarter presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Statements of Operations

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2025	September 30, 2024(1)	September 30, 2025	September 30, 2024(1)
Investment Income:
Interest income from non-controlled/non-affiliated investments	$5,160,208	$1,988,844	$11,011,827	$3,127,155
Interest from cash and cash equivalents	497,135	84,677	2,050,236	383,677
Other income	5,333	7,913	5,333	14,928
Total investment income	5,662,676	2,081,434	13,067,396	3,525,760

Expenses:
Management fees	$1,856,789	$1,826,826	$4,940,659	$5,147,954
Administration fees	318,004	316,040	953,264	873,147
Legal fees	248,388	157,308	686,512	566,782
Professional fees	198,692	186,298	556,359	418,025
Interest expense and other financing costs	250,133	334,859	546,769	615,606
General and administrative expenses	172,237	126,585	469,667	400,909
Board fees	107,500	107,500	322,500	322,500
Offering expenses	—	323,314	—	962,912
Total operating expenses	3,151,743	3,378,730	8,475,730	9,307,835
Management fee waiver	—	(304,278)	—	(857,799)
Net operating expenses	3,151,743	3,074,452	8,475,730	8,450,036
Net investment income (loss)	2,510,933	(993,018)	4,591,666	(4,924,276)

Net change in unrealized appreciation (depreciation)
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	(26,568)	411,501	(324,961)	437,963
Net change in unrealized appreciation (depreciation)	(26,568)	411,501	(324,961)	437,963
Net increase (decrease) in net assets resulting from operations	$2,484,365	$(581,517)	$4,266,705	$(4,486,313)

Per share data:
Net investment income (loss) per share	$0.16	$(0.22)	$0.35	$(1.75)
Net increase/(decrease) in net assets resulting from operations per share	$0.16	$(0.13)	$0.32	$(1.59)
Weighted average shares outstanding	15,300,903	4,511,077	13,231,111	2,820,395
(1)	Certain items have been reclassified in prior quarters to conform with the current quarter presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Statements of Changes in Net Assets

(unaudited)

	Common Stock
			Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Total Net Assets
Balance at June 30, 2024	3,627,998	$3,628	$61,960,780	$(6,562,959)	$55,401,449

Operations:
Net investment income (loss)	—	—	—	(993,018)	(993,018)
Net change in unrealized appreciation (depreciation)	—	—	—	411,501	411,501
Net increase (decrease) in net assets resulting from operations	—	—	—	(581,517)	(581,517)

Capital transactions:
Proceeds from issuance of shares	2,901,546	2,902	44,010,417	—	44,013,319
Net increase (decrease) in net assets resulting from capital share transactions	2,901,546	2,902	44,010,417	—	44,013,319
Total increase (decrease) for the three months ended September 30, 2024	2,901,546	2,902	44,010,417	(581,517)	43,431,802
Balance at September 30, 2024	6,529,544	$6,530	$105,971,197	$(7,144,476)	$98,833,251

	Common Stock
			Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Total Net Assets
Balance at June 30, 2025	15,243,006	$15,243	$237,098,322	$(3,544,597)	$233,568,968

Operations:
Net investment income (loss)	—	—	—	2,510,933	2,510,933
Net change in unrealized appreciation (depreciation)	—	—	—	(26,568)	(26,568)
Net increase (decrease) in net assets resulting from operations	—	—	—	2,484,365	2,484,365

Capital transactions:
Proceeds from issuance of shares	1,991,586	1,991	30,590,091	—	30,592,082
Distributions declared to members	—	—	—	(1,676,731)	(1,676,731)
Shares issued in connection with dividend reinvestment plan	40,707	41	623,709	—	623,750
Net increase (decrease) in net assets resulting from capital share transactions	2,032,293	2,032	31,213,800	(1,676,731)	29,539,101
Total increase (decrease) for the three months ended September 30, 2025	2,032,293	2,032	31,213,800	807,634	32,023,466
Balance at September 30, 2025	17,275,299	$17,275	$268,312,122	$(2,736,963)	$265,592,434

Andalusian Credit Company, LLC

Consolidated Statements of Changes in Net Assets

(unaudited)

	Common Stock
			Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	171,874	$172	$3,598,907	$(2,658,163)	$940,916

Operations:
Net investment income (loss)	—	—	—	(4,924,276)	(4,924,276)
Net change in unrealized appreciation (depreciation)	—	—	—	437,963	437,963
Net increase (decrease) in net assets resulting from operations	—	—	—	(4,486,313)	(4,486,313)

Capital transactions:
Proceeds from issuance of shares	6,357,670	6,358	102,372,290	—	102,378,648
Net increase (decrease) in net assets resulting from capital share transactions	6,357,670	6,358	102,372,290	—	102,378,648
Total increase (decrease) for the nine months ended September 30, 2024	6,357,670	6,358	102,372,290	(4,486,313)	97,892,335
Balance at September 30, 2024	6,529,544	$6,530	$105,971,197	$(7,144,476)	$98,833,251

	Common Stock
			Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	9,863,357	$9,863	$155,066,351	$(5,326,937)	$149,749,277

Operations:
Net investment income (loss)	—	—	—	4,591,666	4,591,666
Net change in unrealized appreciation (depreciation)	—	—	—	(324,961)	(324,961)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,266,705	4,266,705

Capital transactions:
Proceeds from issuance of shares	7,371,235	7,371	112,622,062	—	112,629,433
Distributions declared to members	—	—	—	(1,676,731)	(1,676,731)
Shares issued in connection with dividend reinvestment plan	40,707	41	623,709	—	623,750
Net increase (decrease) in net assets resulting from capital share transactions	7,411,942	7,412	113,245,771	(1,676,731)	111,576,452
Total increase (decrease) for the nine months ended September 30, 2025	7,411,942	7,412	113,245,771	2,589,974	115,843,157
Balance at September 30, 2025	17,275,299	$17,275	$268,312,122	$(2,736,963)	$265,592,434

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Statements of Cash Flows

(unaudited)

	Nine months	Nine months
	ended	ended
	September 30, 2025	September 30, 2024(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,266,705	$(4,486,313)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchases of investments	(175,830,649)	(86,206,380)
Proceeds from principal repayments	12,881,398	727,091
Net change in unrealized (appreciation) depreciation	324,961	(437,963)
Amortization of premium and accretion of discount, net	(341,414)	(75,655)
Amortization of deferred offering expenses	—	962,912
Amortization of deferred financing costs	248,350	335,112
Amortization of prepaid expenses	87,164	—
Changes in operating assets and liabilities:
Interest receivable	(526,823)	(897,246)
Prepaid expenses and other assets	(346,972)	14,415
Due from affiliate	—	17,413
Management fees payable	336,008	904,668
Professional fees payable	209,333	146,735
Organizational expenses payable	—	(132,327)
Administration fees payable	1,964	191,958
Legal fees payable	9,665	55,592
Interest and credit facility fees payable	99,357	—
Due to affiliate	(4,417)	18,730
Accounts payable and accrued expenses	67,938	(36,576)
Net cash provided by (used in) operating activities	(158,517,432)	(88,897,834)

Cash flows from financing activities:
Net proceeds from issuance of shares(2)	112,629,433	102,378,648
Distributions paid	(1,052,981)	—
Offering expenses paid	—	(33,314)
Borrowings of debt	58,000,000	20,500,000
Repayments of debt	—	(20,500,000)
Debt issuance costs paid	—	(469,976)
Net cash provided by (used in) financing activities	169,576,452	101,875,358
Net increase in cash and cash equivalents	11,059,020	12,977,524
Cash and cash equivalents, beginning of period	59,419,565	1,011,952
Cash and cash equivalents, end of period	$70,478,585	$13,989,476

Supplemental and non-cash activities
Interest, including credit facility fees, paid during the period	$199,062	$220,357
Shares issued from dividend reinvestment plan	$623,750	$—

Andalusian Credit Company, LLC

Consolidated Statements of Cash Flows

(unaudited)

The following table presents a reconciliation of cash and cash equivalents reported within the Consolidated Statements of Assets and Liabilities.

	September 30, 2025	September 30, 2024(1)
Cash	$6,408,991	$41,965
Cash equivalents	64,069,594	13,947,511
Total cash and cash equivalents	$70,478,585	$13,989,476
(1)	Certain items have been reclassified in prior quarters to conform with the current quarter presentation.
(2)	Proceeds from the issuance of shares are presented net of placement agent fees of $282,064 and $265,950, respectively for the periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Schedule of Investments

As of September 30, 2025

(unaudited)

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Non-controlled non-affiliated investments
Debt investments
Capital Equipment
Komline-Sanderson Group, Inc.	(5)	First Lien Term Loan	S+	6.00%	10.21%	09/06/29	$13,047,444	$12,877,635	$12,835,424	4.7%
Komline-Sanderson Group, Inc.	(5)	First Lien Delayed Draw Term Loan	S+	6.00%	10.29%	09/06/29	2,543,771	2,511,720	2,502,435	0.9%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Revolving Loan	S+	6.00%	9.99%	09/06/29	821,422	787,419	786,900	0.3%
								16,176,774	16,124,759	5.9%
Consumer Goods: Non-Durable
Vivos Holdings, LLC	(5)	First Lien Term Loan	S+	6.00%	10.15%	08/13/30	31,866,647	31,556,583	31,556,583	11.9%
								31,556,583	31,556,583	11.9%

Environmental Industries
VTC Buyer Corp.	(5)	First Lien Term Loan	S+	5.25%	9.57%	07/15/31	4,133,647	4,133,647	4,133,647	1.6%
								4,133,647	4,133,647	1.6%

FIRE: Finance	(7)
Allworth Financial Group, L.P.	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.75%	9.03%	12/23/27	2,356,181	2,329,215	2,306,809	0.9%
Allworth Financial Group, L.P.	(5)(6)	First Lien Revolving Loan	S+	4.75%	9.03%	12/23/27	—	(1,831)	(2,286)	0.0%
Arax Midco, LLC	(5)	First Lien Term Loan	S+	5.00%	9.33%	04/11/29	1,678,863	1,663,864	1,662,075	0.6%
Arax Midco, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.00%	04/11/29	135,244	122,115	106,514	0.0%
StrategyCorps, LLC	(5)	First Lien Term Loan	S+	5.50%	9.66%	06/28/30	5,615,014	5,553,298	5,530,789	2.1%
StrategyCorps, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.68%	06/28/30	—	(5,798)	(34,117)	0.0%
StrategyCorps, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.68%	06/28/30	142,152	130,178	125,094	0.0%
								9,791,041	9,694,878	3.6%
FIRE: Insurance	(7)
Integrity Marketing Acquisition, LLC	(5)	First Lien Term Loan	S+	5.00%	9.20%	08/27/28	13,512,971	13,444,384	13,462,298	5.1%
World Insurance Associates, LLC	(5)	First Lien Term Loan	S+	5.00%	9.00%	04/03/30	4,504,071	4,504,071	4,498,441	1.7%
								17,948,455	17,960,739	6.8%
Healthcare & Pharmaceuticals
Giving Home Health Care	(5)	First Lien Term Loan	S+	6.25%	10.53%	04/26/29	13,284,558	13,110,228	13,101,895	4.9%
Pediatric Home Respiratory Services, LLC	(5)	First Lien Term Loan	S+	5.00%	9.25%	12/23/30	13,883,833	13,814,607	13,779,705	5.2%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.24%	12/23/30	—	(5,966)	(20,475)	0.0%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.24%	12/23/30	546,010	539,329	532,739	0.2%
RAH Holdings, LLC		First Lien Term Loan	S+	6.50%	10.51%	08/18/30	16,000,000	15,680,000	15,680,000	5.9%
								43,138,198	43,073,864	16.2%
Media: Diversified & Production
Mood Media Borrower, LLC	(5)	First Lien Term Loan	S+	6.75%	11.05%	05/30/30	21,107,809	20,896,730	20,896,730	7.9%
Mood Media Borrower, LLC	(5)(6)	First Lien Revolving Loan	S+	6.75%	10.77%	05/30/30	400,262	384,622	384,622	0.1%
Touchtunes Music Group, LLC	(5)	First Lien Term Loan	S+	4.75%	8.75%	04/01/29	4,492,011	4,492,011	4,458,321	1.7%
								25,773,363	25,739,673	9.7%
High Tech Industries
Axiometrix Solutions Portfolio Co.	(5)	First Lien Term Loan	S+	5.50%	9.85%	08/14/30	13,657,854	13,454,855	13,454,855	5.1%
Axiometrix Solutions Portfolio Co.	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.85%	08/14/30	2,124,555	2,065,295	2,065,295	0.8%
Irving Parent, Corp.	(5)	First Lien Term Loan	S+	5.25%	9.25%	03/11/31	15,851,984	15,664,710	15,653,834	5.9%
Irving Parent, Corp.	(5)(6)	First Lien Revolving Loan	S+	5.25%	9.25%	03/11/31	—	(26,763)	(28,449)	0.0%
OneZero	(5)	First Lien Term Loan	S+	5.00%	9.31%	10/07/31	5,223,386	5,176,809	5,229,915	2.0%
OneZero	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.31%	10/07/31	308,180	304,343	309,327	0.1%
OneZero	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.31%	10/07/31	—	(5,653)	(3,281)	0.0%
								36,633,596	36,681,496	13.9%

Hotel, Gaming & Leisure
Ag Bells LLC	(5)	First Lien Term Loan	S+	5.00%	9.16%	08/19/30	13,668,917	13,535,747	13,535,747	5.1%
Ag Bells LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.16%	08/19/30	—	(15,026)	(15,025)	0.0%
Ampler QSR Holdings LLC	(5)	First Lien Term Loan	S+	5.00%	9.32%	08/19/30	14,448,713	14,307,937	14,307,937	5.4%
Ampler QSR Holdings LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.32%	08/19/30	—	(21,622)	(21,622)	0.0%
								27,807,036	27,807,037	10.5%

Retail
NPM Franchising, LLC	(5)	First Lien Term Loan	S+	5.50%	9.79%	01/13/29	10,708,631	10,529,702	10,641,702	4.0%
NPM Franchising, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.61%	01/13/29	1,365,026	1,335,034	1,351,376	0.5%
								11,864,736	11,993,078	4.5%
Services: Business
SAFEbuilt, LLC	(5)	First Lien Term Loan	S+	6.85%	11.13%	12/31/25	13,028,583	13,005,755	12,979,726	4.9%
								13,005,755	12,979,726	4.9%
Transportation: Cargo
A. Stucki Company	(5)	First Lien Term Loan	S+	4.86%	9.18%	03/27/30	16,606,841	16,486,485	16,461,531	6.2%
A. Stucki Company	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.86%	9.18%	03/27/30	—	(20,716)	(53,105)	0.0%
								16,465,769	16,408,426	6.2%
Total debt investments								254,294,953	254,153,906	95.7%
Total non-controlled non-affiliated investments								254,294,953	254,153,906	95.7%

Cash and cash equivalents
State Street Institutional U.S. Government Money Market Fund - Premier Class	(8)(9)	Money Market Fund			4.09%			64,069,594	64,069,594	24.1%
Cash		Cash						6,408,991	6,408,991	2.4%
Total cash and cash equivalents								70,478,585	70,478,585	26.5%
Total investments and cash and cash equivalents								$324,773,538	$324,632,491	122.2%
(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of September 30, 2025, the estimated cost basis of investments and cash and cash equivalents for U.S. federal tax purposes was $324,773,538 resulting in estimated gross unrealized appreciation and depreciation of $206,719 and ($347,766), respectively.
(4)	In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 5 for further information related to investments at fair value.

Andalusian Credit Company, LLC

Consolidated Schedule of Investments

As of September 30, 2025

(unaudited)

(5)	Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“S”) which may also contain a credit spread adjustment depending on the tenor election, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2025. As of September 30, 2025, the reference rate for our variable rate loans was SOFR at 4.24%.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative amortized cost or fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan which will be amortized into income.
(7)	Finance, Insurance, and Real Estate (“FIRE”).
(8)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 5 for further information related to investments at fair value.
(9)	The rate presented represents the annualized seven-day yield as of September 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Schedule of Investments

As of December 31, 2024

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Non-controlled non-affiliated investments
Debt investments
Capital Equipment
Komline-Sanderson Group, Inc.	(5)	First Lien Term Loan	S+	5.75%	10.24%	09/06/29	$10,828,370	$10,627,752	$10,627,752	7.1%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.75%	10.24%	09/06/29	—	(48,807)	(48,807)	0.0%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Revolving Loan	S+	5.75%	10.24%	09/06/29	—	(39,776)	(39,776)	0.0%
								10,539,169	10,539,169	7.1%
FIRE: Finance	(7)
Allworth Financial Group, L.P.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.36%	12/23/27	105,745	79,408	79,408	0.1%
Allworth Financial Group, L.P.	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.36%	12/23/27	—	(2,437)	(2,437)	0.0%
StrategyCorps, LLC	(5)	First Lien Term Loan	S+	5.25%	9.61%	06/28/30	5,657,660	5,586,055	5,615,228	3.7%
StrategyCorps, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	9.61%	06/28/30	—	(7,278)	(17,058)	0.0%
StrategyCorps, LLC	(5)(6)	First Lien Revolving Loan	S+	5.25%	9.61%	06/28/30	—	(15,011)	(8,529)	0.0%
								5,640,737	5,666,612	3.8%
FIRE: Insurance	(7)
Accession Risk Management Group, Inc.	(5)	First Lien Delayed Draw Term Loan	S+	4.75%	9.21%	10/30/29	4,526,617	4,526,617	4,526,616	3.0%
World Insurance Associates, LLC	(5)	First Lien Term Loan	S+	6.00%	10.33%	04/03/28	4,526,705	4,526,705	4,526,705	3.0%
								9,053,322	9,053,321	6.0%
Healthcare & Pharmaceuticals
Giving Home Health Care	(5)	First Lien Term Loan	S+	6.00%	10.62%	04/26/29	8,524,258	8,367,595	8,417,705	5.6%
Pediatric Home Respiratory Services, LLC	(5)	First Lien Term Loan	S+	5.50%	9.78%	12/23/30	13,953,601	13,884,156	13,884,156	9.3%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.78%	12/23/30	—	(6,786)	(6,786)	0.0%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.78%	12/23/30	242,671	235,122	235,122	0.2%
								22,480,087	22,530,197	15.1%

Non - controlled non - affiliated investments
Debt investments
Media: Diversified & Production
Touchtunes Music Group, LLC	(5)	First Lien Term Loan	S+	4.75%	9.08%	04/01/29	4,526,128	4,526,128	4,526,128	3.0%
								4,526,128	4,526,128	3.0%
High Tech Industries
OneZero Financial Systems, LLC	(5)	First Lien Term Loan	S+	5.00%	9.59%	10/07/31	5,249,634	5,198,789	5,198,789	3.5%
OneZero Financial Systems, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.59%	10/07/31	—	(4,449)	(4,449)	0.0%
OneZero Financial Systems, LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.59%	10/07/31	—	(6,352)	(6,344)	0.0%
								5,187,988	5,187,996	3.5%
Services: Business
ImageFirst Holdings, LLC	(5)	First Lien Term Loan	S+	4.25%	8.85%	04/27/28	7,005,036	6,999,991	7,005,036	4.7%
Integrity Marketing Acquisition, LLC	(5)	First Lien Term Loan	S+	5.00%	9.51%	08/27/28	13,615,330	13,530,869	13,615,330	9.1%
SAFEbuilt, LLC	(5)	First Lien Term Loan	S+	6.85%	11.19%	12/31/25	13,130,064	13,045,997	13,064,413	8.7%
								33,576,857	33,684,779	25.5%
Total debt investments								91,004,288	91,188,202	64.0%
Total non-controlled non-affiliated investments								91,004,288	91,188,202	64.0%

Cash and cash equivalents
State Street Institutional U.S. Government Money Market Fund - Premier Class	(8)(9)	Money Market Fund			4.43%			58,868,006	58,868,006	39.3%
Cash		Cash						551,559	551,559	0.4%
Total cash and cash equivalents								59,419,565	59,419,565	39.7%
Total investments and cash and cash equivalents								$150,423,853	$150,607,767	103.7%
(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of December 31, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $150,423,854 resulting in estimated gross unrealized appreciation and depreciation of $193,695 and ($9,781), respectively.
(4)	In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 5 for further information related to investments at fair value.

Andalusian Credit Company, LLC

Schedule of Investments

As of December 31, 2024

(5)	Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“S”) which may also contain a credit spread adjustment depending on the tenor election, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2024. As of December 31, 2024, the reference rate for our variable rate loans was SOFR at 4.49%.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative amortized cost or fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(7)	Finance, Insurance, and Real Estate (“FIRE”).
(8)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 5 for further information related to investments at fair value.
(9)	The rate presented represents the annualized seven-day yield as of December 31, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Notes to Consolidated Financial Statements

September 30, 2025

(unaudited)

Note 1. Organization

Andalusian Credit Company, LLC, a Delaware limited liability company (collectively with its consolidated subsidiary, the “Company”), was formed on October 17, 2022 (“inception”). The Company is structured as an externally managed, closed-end management investment company. The Company has elected to be treated as a business development company (“BDC”) under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated as a regulated investment company (a “RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the tax period ending December 31, 2025 and intends to maintain its qualification as a RIC annually thereafter. For periods prior to the effectiveness of the RIC election, the Company expects to be taxed as a corporation for U.S. federal income tax purposes. The Company commenced operations contemporaneously with the initial drawdown from investors in the Private Offering (as defined below) which occurred on November 14, 2023 (the “Initial Closing Date”).

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

In July, 2025 the Company has established a wholly owned subsidiary, Andalusian Credit Finance, LLC, a Delaware limited liability company, to hold investments in certain portfolio companies. This subsidiary is consolidated for financial reporting purposes in accordance with generally accepted accounting principles in the United States of America.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The functional currency of the Company is the U.S. Dollar, and all transactions were in U.S. Dollars.

The Company reclassified certain prior period amounts in the accompanying consolidated statement of assets and liabilities, consolidated statement of operations, and consolidated statement of cash flows to conform to its current period presentation, including the notes to the consolidated financial statements. These reclassifications had no impact on prior periods’ net income or net assets.

Basis of Consolidation

As permitted under ASC 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly - owned subsidiary in its consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, other macro-economic developments (for example, global pandemics, natural disasters, terrorism, international conflicts and war), and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions, and such differences could be material.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective dividend payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the nine months ended September 30, 2025 and 2024, the Company did not hold any investments that have contractual PIK interest or PIK dividends.

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

In accordance with the Company’s Memorandum, the Company will pay all initial organizational and offering expenses associated with the Private Offering of its Shares up to a maximum amount of 1.50% of aggregate Capital Commitments to the Company over the initial four-year period following the Initial Closing Date (the “Cap”). The Adviser will pay all organizational and offering expenses in excess of the Cap. Since inception through September 30, 2025, the Company has incurred $2,238,269 of organizational and offering expenses. For the three and nine months ended September 30, 2025, the Company did not incur any organizational and offering expenses. For the three and nine months ended September 30, 2024, the Company incurred $323,314 and $962,912 of offering expenses, respectively.

Deferred Financing Costs

Deferred financing costs are fees and other direct incremental costs incurred by the Company related to the closing or amendments of a debt borrowing. These costs are capitalized and amortized over the life of the related debt borrowing using the effective yield method or the straight-line method, which closely approximates the effective yield method. Deferred financing costs are generally presented as a reduction to the associated liability balance on the Consolidated Statements of Assets and Liabilities, except for deferred financing costs associated with line-of-credit arrangements which are included within Prepaid expenses and other assets as permitted under GAAP.

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

Distributions

The Company records dividend distributions on the declaration date. The amount to be paid as a dividend is determined by the Company’s Board each quarter and is generally based upon the earnings estimated by management and considers the level of undistributed taxable income for distribution. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such capital gains for investment.

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

Income Taxes

The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the fiscal year ending December 31, 2025, and intends to make the required distributions to its members to qualify and maintain its ability to be taxed as a RIC.

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Company’s investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long - term and short - term) for the one - year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to timely distribute to our members substantially all of our annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, it may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. So long as the Company qualifies for and maintains its tax treatment as a RIC, it generally will not be subject to corporate - level U.S. federal income taxes on any ordinary income or capital gains distributed to members as dividends. Therefore, no provision for federal income taxes is recorded in the consolidated financial statements of the Company.

For periods prior to the effectiveness of our RIC election, the Company was subject to taxation as a corporation. There are no outstanding tax liabilities associated with such prior periods.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements, to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current period. All penalties and interest associated with income taxes, as applicable, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company recognizes accrued interest and penalties, as applicable, related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes. As of September 30, 2025 and December 31, 2024, there were no uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

Segment Reporting

The Company has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate current income and capital appreciation by investing primarily in senior secured loans. The chief operating decision maker (“CODM”) is the management committee of the Adviser. The CODM uses our net investment income (loss) and net increase (decrease) in net assets resulting from operations as reported in the Consolidated Statements of Operations to assess the Company’s performance and when allocating resources. Net Investment Income is comprised of total investment income (loss) and total net operating expenses, which are considered the key segment measures of profit or loss received by the CODM. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

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

For the three and nine months ended September 30, 2025, the Company incurred Management Fees of $1,856,789 and $4,940,659, respectively. For the three and nine months ended September 30, 2024, the Company incurred Management Fees of $1,522,548 and $4,290,155, net of the Management Fee waiver of $304,278 and $857,799, each respectively. As of September 30, 2025 and December 31, 2024, the Company had Management Fees payable of $1,856,789 and $1,520,781, respectively.

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

For the three and nine months ended September 30, 2025 and 2024, the Company did not incur any Income Incentive Fees.

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

For the three and nine months ended September 30, 2025 and 2024, the Company did not incur any Capital Gains Incentive Fees.

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

For the three and nine months ended September 30, 2025, the Company incurred Administration Fees of $318,004 and $953,264, respectively. For the three and nine months ended September 30, 2024, the Company incurred Administration Fees of $316,040 and $873,147, respectively. As of September 30, 2025 and December 31, 2024, the Company recorded Administration Fees payable of $318,004 and $316,040, respectively.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
			Net Unrealized			Net Unrealized
			Appreciation			Appreciation
	Amortized Cost (1)	Fair Value	(Depreciation)	Amortized Cost (1)	Fair Value	(Depreciation)
First Lien Term Loans	$254,294,953	$254,153,906	$(141,047)	$91,004,288	$91,188,202	$183,914
Total	$254,294,953	$254,153,906	$(141,047)	$91,004,288	$91,188,202	$183,914
(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The geographic composition of investments based on fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
United States	100.0%	100.0%
Total	100.0%	100.0%

The industry composition of investments based on fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Healthcare & Pharmaceuticals	17.0%	24.7%
High Tech Industries	14.5%	5.7%
Consumer Goods: Non-Durable	12.4%	—%
Hotel, Gaming & Leisure	10.9%	—%
Services: Business	5.1%	36.9%
Media: Diversified & Production	10.1%	5.0%
Transportation: Cargo	6.5%	—%
Capital Equipment	6.3%	11.6%
Retail	4.7%	—%
FIRE: Finance	3.8%	6.2%
FIRE: Insurance	7.1%	9.9%
Environmental Industries	1.6%	—%
Total	100.0%	100.0%

Note 5. Fair Value Measurements

The following tables summarize the Company’s investments, measured at fair value by the fair value hierarchy levels, as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Term Loans	$—	$—	$254,153,906	$254,153,906
Cash Equivalents	64,069,594	—	—	64,069,594
Total	$64,069,594	$—	$254,153,906	$318,223,500

	As of December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Term Loans	$—	$—	$91,188,202	$91,188,202
Cash Equivalents	58,868,006	—	—	58,868,006
Total	$58,868,006	$—	$91,188,202	$150,056,208

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the nine months ended September 30, 2025 and 2024, there were no transfers between levels.

The following tables present a summary of changes in fair value of Level 3 assets by investment type for the nine months ended September 30, 2025 and 2024:

	First Lien
	Term Loans	Total
Fair Value as of December 31, 2024	$91,188,202	$91,188,202
Purchases	175,830,649	175,830,649
Accretion of discount and fees (amortization of premium), net	341,414	341,414
Proceeds from principal repayments	(12,881,398)	(12,881,398)
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	(324,961)	(324,961)
Balance as of September 30, 2025	$254,153,906	$254,153,906
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of September 30, 2025	$(319,916)	$(319,916)

	First Lien
	Term Loans	Total
Fair Value as of December 31, 2023	$—	$—
Purchases	86,206,380	86,206,380
Accretion of discount and fees (amortization of premium), net	75,655	75,655
Proceeds from principal repayments	(727,091)	(727,091)
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	437,963	437,963
Balance as of September 30, 2024	$85,922,907	$85,922,907
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of September 30, 2024	$437,963	$437,963

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2025 and December 31, 2024:

		Valuation
	Fair Value as of	Techniques/	Unobservable	Range		Weighted
Investment Type	September 30, 2025	Methodologies	Input	Low	High	Average (1)

First Lien Term Loans	$115,978,769	Recent Transaction	Transaction Price	98.00%	100.00%	98.83%
	138,175,137	Yield Analysis	Discount Rate	8.11%	14.70%	9.73%
Total	$254,153,906
(1)The weighted average is calculated based on the fair value of each investment.

		Valuation
	Fair Value as of	Techniques/	Unobservable	Range		Weighted
Investment Type	December 31, 2024(1)	Methodologies	Input	Low	High	Average (1)

First Lien Term Loans	$14,189,463	Recent Transaction	Transaction Price	99.00%	99.50%	99.50%
	76,998,739	Income - Yield Analysis	Discount Rate	8.17%	12.94%	10.19%
Total	$91,188,202
(1)	The weighted average is calculated based on the fair value of each investment.

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

Note 6. Borrowings

The Company, pursuant to approval received in August 2023 from the initial Member, is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). The Company has entered into a $75,000,000 senior secured revolving credit facility with CIBC Bank USA (the “CIBC Credit Facility”). The CIBC Credit Facility is, by and among the Company, as borrower, CIBC Bank USA, as Administrative Agent and letter of credit issuer, and the financial institutions as lenders party thereto. On December 13, 2024 the Company entered into a first amendment to the CIBC Credit Facility which amended certain provisions of the CIBC Credit Facility to, among other things, extend the Stated Maturity Date from February 12, 2025, to December 12, 2025, which may further be extended for an additional period of up to one year subject to consent of the Administrative Agent and extending lenders. The Company has an accordion provision to request, at one or more times, that existing and/or new lenders, at their election, increase the total CIBC amount to $175,000,000. As of September 30, 2025, the Company’s asset coverage ratio was 557.9%. The Company had no debt outstanding as of December 31, 2024. The Company’s obligations under the CIBC Credit Facility are secured by the Company’s ability to draw capital from its investors, the Capital Commitments and capital contributions of such investors, the bank accounts into which such capital contributions are funded and any other assets.

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

In connection with the CIBC Credit Facility, the Company has made certain representations and warranties and must comply with various customary covenants and reporting requirements. The CIBC Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, the Administrative Agent, at the request of the required lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the CIBC Credit Facility immediately due and payable. The Company was in compliance with all covenants and other requirements under the CIBC Credit Facility as of September 30, 2025.

As of September 30, 2025 and December 31, 2024, the unused portion and amount available to draw under the CIBC Credit Facility were $17,000,000 and $75,000,000, respectively.

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense and other financing costs were as follows:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30, 2025	September 30, 2025	September 30, 2024	September 30, 2024
Interest expense	$104,597	$104,597	$95,699	$116,363
Unused commitment fee	61,843	193,822	62,937	164,131
Amortization of deferred financing costs	83,693	248,350	176,223	335,112
Total interest expense and other financing costs	250,133	546,769	334,859	615,606
Average principal debt outstanding	$5,858,696	$1,974,359	$4,635,870	$2,564,256
Average interest rate	7.08%	7.08%	8.21%	8.22%

As of September 30, 2024 and December 31, 2024, the components of interest and other financing costs payable were as follows:

	September 30, 2025	December 31, 2024
Interest expense payable	$104,597	$—
Unused commitment fee payable	57,468	62,708
Total interest expense and credit facility fees payable	$162,065	$62,708

As of September 30, 2025, the unamortized balance of financing costs of $66,409 is deferred and included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities.

Note 7. Commitments and Contingencies

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of September 30, 2025 the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

As of September 30, 2025 and December 31, 2024, the Company had the following unfunded commitments:

	Par as of
Company	September 30, 2025	December 31, 2024
A. Stucki Company	$6,069,197	$—
Ag Bells LLC	1,537,097	—
Allworth Financial Group, L.P.	3,286,298	5,547,836
Allworth Financial Group, L.P.	261,268	261,268
Ampler QSR Holdings LLC	2,211,920	—
Arax Midco, LLC	2,737,790	—
Axiometrix Solutions Portfolio Co.	1,858,986	—
Irving Parent, Corp.	2,275,949	—
Komline-Sanderson Group, Inc.	—	5,218,858
Komline-Sanderson Group, Inc.	1,302,944	2,124,366
Mood Media Borrower, LLC	1,200,786	—
NPM Franchising, LLC	455,009	—
OneZero	609,732	918,686
OneZero	656,204	656,204
Pediatric Home Respiratory Services, LLC	2,730,052	2,730,052
Pediatric Home Respiratory Services, LLC	970,685	1,274,025
StrategyCorps, LLC	2,274,436	2,274,436
StrategyCorps, LLC	995,066	1,137,218
VTC Buyer Corp.	2,154,324	—
VTC Buyer Corp.	1,508,630	—
VTC Buyer Corp.	1,308,155	—
Total (1)	$36,404,528	$22,142,949

(1) The Adviser’s determination of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025 and December 31, 2024, the Company is not aware of any pending or threatened litigation. Additionally, in the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2025 and December 31, 2024 for any such exposure.

Note 8. Net Assets

Unregistered Sales of Equity Securities

As of September 30, 2025 the Company had the authority to issue an unlimited number of Shares at $0.001 par value per share. The following table summarizes the Company’s share issuances since inception through September 30, 2025.

	Shares	Proceeds	Average Issuance
Share Issuance Date	Issued	Received	Price per Share
June 30, 2023	50	$1,000	$20.00
November 14, 2023	171,824	3,436,474	20.00
February 13, 2024	973,655	19,473,102	20.00
April 15, 2024	2,482,469	38,892,227	15.67
September 3, 2024	2,901,546	44,013,319	15.17
December 2, 2024	3,333,813	50,542,802	15.16
March 3, 2025	3,375,974	51,358,465	15.21
June 24, 2025	2,003,675	30,678,886	15.31
August 29, 2025 (1)	40,707	623,750	15.32
September 29, 2025	1,991,586	30,592,082	15.36
Total	17,275,299	$269,612,107	$15.61

(1)Shares were issued to Members participating in the Company’s DRP

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

As of September 30, 2025 and December 31, 2024, the Company had 17,275,299 and 9,863,357 Shares outstanding, respectively. As of September 30, 2025 the Company had $508,806,425 of capital commitments, of which $239,138,549 remained undrawn. As of December 31, 2024, the Company had $505,663,513 of capital commitments, of which $348,907,133 remained undrawn.

Distributions

The following table reflects distributions declared, per share, by the Board for the three and nine months ended September 30, 2025.

Date Declared	Record Date	Payment Date	Per Share Amount
August 6, 2025	August 15, 2025	August 29, 2025	$0.11

The Company did not pay any distributions for the three and nine months ended September 30, 2024.

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not repurchase any Shares.

Note 9. Earnings Per Share

The Company computes earnings per Share in accordance with ASC 260. Basic and diluted earnings per Share was calculated by dividing net increase / (decrease) in net assets resulting from operations by the weighted average number of Shares outstanding for the period. The following table sets forth the computation of basic and diluted earnings per Share for the three and nine months ended September 30, 2025 and 2024:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net increase (decrease) in net assets resulting from operations	$2,484,365	(581,517)	$4,266,705	$(4,486,313)
Weighted average shares outstanding	15,300,903	4,511,077	13,231,111	2,820,395
Basic and diluted gain (loss) per share	$0.16	(0.13)	$0.32	$(1.59)

Note 10. Tax Matters

The Company intends to comply with the provisions of the Code applicable to RICs for the tax period ending December 31, 2025. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate - level U.S. federal income taxes on any ordinary income or capital gains distributed to Members as dividends. As such, no income taxes were accrued for the nine months ended September 30, 2025.

Upon our qualification as a RIC, depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. As of September 30, 2025, the Company has accrued $25,000 of estimated excise taxes.

For periods prior to the effectiveness of our RIC election, it is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued. For the nine months ended September 30, 2024 and as of December 31, 2024, the Company was subject to taxation as a U.S. corporation. Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the nine months ended September 30, 2024, as follows:

Nine months ended
September 30, 2024
Income tax benefit at federal statutory rate (21.0%)	$942,126
State and local income tax benefit (estimated 11.7%, net of federal detriment)	525,815
Permanent book/tax differences	(315,069)
Valuation allowance	(1,152,872)
Total income tax (expense)/benefits	$—

As of December 31, 2024 the Company’s income tax provision consisted of the following:

December 31, 2024
Current tax (expense)/benefit:
Federal	$—
State and Local	—
Total current tax (expense)/benefit	—

Deferred tax (expense)/benefit:
Federal	1,118,657
State and Local	624,340
Total	1,742,997
Valuation allowance	(1,742,997)
Total deferred tax (expense)/benefit	—

Total income tax (expense)/benefit	$—

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

From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in U.S. GAAP or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per Share, which could be material.

As of December 31, 2024, the Company had a net operating loss carryforward for federal and state income tax purposes of $1,454,652. This net operating loss may be carried forward indefinitely but would not be useable to offset income in taxable years in which the Company qualifies as a RIC. As of December 31, 2024, the Company did not have any capital loss carryforward.

The character of income and gains that the Company distributes is determined in accordance with U.S. income tax regulations that may differ from GAAP. Book and tax basis differences relating to Member distributions and other permanent book and tax differences are reclassified to paid-in capital.

Note 11. Financial Highlights

The following table presents the schedule of financial highlights of the Company for the nine months ended September 30, 2025 and 2024

	Nine months	Nine months
	ended	ended
	September 30, 2025	September 30, 2024
Per share data: (1)
Net asset value at beginning of period	$15.18	$5.47 (2)
Net investment gain (loss)	0.35	(1.75)
Net change in unrealized appreciation (depreciation)	(0.03)	0.16
Net increase (decrease) in net assets resulting from operations	0.32	(1.59)
Issuance of Shares*	(0.02)	11.26
Distributions declared	(0.11)	—
Net asset value at end of period	$15.37	$15.14

Shares outstanding at end of period	17,275,299	6,529,544
Weighted average net assets	$212,601,455	$43,341,426
Weighted average shares outstanding	13,231,111	2,820,395
Total return based on net asset value (3)	1.98%	176.77%

Supplemental Data/Ratio:
Net assets at end of period	$265,592,434	$98,833,251
Ratio of total expenses to average net assets (4)	5.33%	28.69%
Ratio of net expenses after waivers to average net assets (4)	5.33%	26.05%
Ratio of net investment income (loss) to average net assets (4)	2.89%	(15.18)%
Portfolio turnover	10.07%	2.24%
(1)	The per Share data was derived by using the weighted average Shares outstanding during the applicable period, except for distributions declared, as applicable, which reflects the actual amount per Share for the applicable period.
(2)	Not meaningful given the timing and amount of the Company’s first drawdown.
(3)	Calculated as the change in NAV per share during the respective periods, assuming distributions, if any, are reinvested in accordance with the Company’s distribution reinvestment plan.
(4)	Annualized.

*Adjusted for the difference between certain per share data presented using the shares outstanding as of the period end or transaction date and the weighted average shares outstanding.

Note 12. Subsequent Events

Distribution Declaration

On November 6, 2025, the Board declared a cash distribution of $0.14 per Share to be paid on November 21, 2025 to Members of record as of November 14, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Andalusian Credit Company, LLC (“ we,” “ us,” “ our,” or the “ Company”) and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended in December 31, 2024 in “Part I – Item 1A. Risk Factors”. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties.

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

As of September 30, 2025 and December 31, 2024, our portfolio at fair value was comprised of the following:

	September 30, 2025		December 31, 2024
		Percentage of		Percentage of
	Fair Value	Total Investments	Fair Value	Total Investments
Healthcare & Pharmaceuticals	$43,073,864	17.0%	$22,530,197	24.7%
High Tech Industries	36,681,496	14.5%	5,187,996	5.7%
Consumer Goods: Non-Durable	31,556,583	12.4%	—	—%
Hotel, Gaming & Leisure	27,807,037	10.9%	—	—%
Services: Business	12,979,726	5.1%	33,684,779	36.9%
Media: Diversified & Production	25,739,673	10.1%	4,526,128	5.0%
Transportation: Cargo	16,408,426	6.5%	—	—%
Capital Equipment	16,124,759	6.3%	10,539,169	11.6%
Retail	11,993,078	4.7%	—	—%
FIRE: Finance	9,694,878	3.8%	5,666,612	6.2%
FIRE: Insurance	17,960,739	7.1%	9,053,321	9.9%
Environmental Industries	4,133,647	1.6%	—	—%
Total	$254,153,906	100.0%	$91,188,202	100.0%

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

As of September 30, 2025, we have raised and received capital commitments of over $508.8 million of which $239.1 million was undrawn as of September 30, 2025. Since we began our investment activities in February 2024 through September 30, 2025, we have originated over approximately $329.9 million aggregate principal commitments to over 24 portfolio companies.

Macroeconomic Market Developments

The capital markets are subject to fluctuations caused by various external factors such as changes in the inflationary environment, interest rate movements, concerns over economic growth, changes to U.S. tariff and import/export regulations, uncertainty and disruption caused by geopolitical events, including the conflicts in Ukraine, Russia, and the Middle East, among other factors. These macroeconomic developments are outside our control and could require us to adjust our plan of operations, and impact our financial position, results of operations or cash flows in the future. We monitor macroeconomic market developments and their related impact to our business, including impacts to our portfolio companies, due diligence and underwriting processes, and the broader financial markets.

Our investment portfolio is currently focused on industries and sectors that are generally expected to be more resilient to U.S. and global economic cycles. This includes being partially insulated from declining interest rates as all of our floating rate debt investments, which represent 100.0% and 100.0% of our debt portfolio as September 30, 2025 and December 31, 2024, respectively, are subject to interest rate floors. While our portfolio is not immune to the impact of macroeconomic events, we believe we and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board can predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. For additional information, see “Part I - Item 1A. Risk Factors” in our Form 10-K filed on March 19, 2025.

Portfolio Investment Activity

Our portfolio activity for the nine months ended September 30, 2025 and 2024 was comprised of the following:

	September 30, 2025	September 30, 2024
Investment Commitments	$192,541,560	$101,943,697

Investment Fundings:
New portfolio company	160,571,382	86,206,380
Existing portfolio company	15,259,267	—
Total Investment Fundings	$175,830,649	$86,206,380
Investment Repayments	12,881,398	727,091
Total Net Investment Activity	$162,949,251	$85,479,289

The following table summarizes certain characteristics of our investment portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Number of investments	41	21
Number of portfolio companies	21	12
Percentage of total investment fair value
First-lien term loans	100.0%	100.0%
Percentage of debt investment fair value
Floating rate (1)	100.0%	100.0%
Fixed interest rate	—%	—%
Weighted Average Yield (2)	10.2%	10.2%
(1)	Primarily subject to interest rate floors.
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

The following table shows the distribution of our outstanding debt investments on the 1 to 4 investment grading scale as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025		December 31, 2024
	Investments	Percentage of	Investments	Percentage of
Investment Grade	at Fair Value	Total Investments	at Fair Value	Total Investments
1	$235,552,414	92.68%	$91,188,202	100.00%
2	18,601,492	7.32	—	—
3	—	—	—	—
4	—	—	—	—
Total	$254,153,906	100.00%	$91,188,202	100.00%

As of September 30, 2025 and December 31, 2024, our debt investments had a weighted average investment grading of 1.1 and 1.0 on a cost basis, respectively. Changes in a portfolio company’s investment grading may be a result of changes in a portfolio company’s performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or are underperforming relative to their respective business plans. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company’s investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event. The overall downgrade of the portfolio’s weighted average investment grading is reflective of the impact of the current macroeconomic environment.

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

Non-accrual Investments

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. When a Loan is placed on non-accrual status, the Company ceases to recognize interest income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may determine to continue to accrue interest on a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal. As of September 30, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

Results of Operations

The following table sets forth our financial data as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024. The selected financial data has been derived from our unaudited financial statements, which are included elsewhere in this quarterly report on Form 10-Q.

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Consolidated Statement of Operations Data
Income
Investment income	$5,657,343	$2,073,521	$13,062,063	$3,510,832
Other income	5,333	7,913	5,333	14,928

Expenses
Management and administration fees	2,174,793	2,142,866	5,893,923	5,147,954
Professional and legal fees	447,080	343,606	1,242,871	984,807
Interest expense and other financing costs	250,133	334,859	546,769	615,606
Other expenses	279,737	557,399	792,167	2,559,468
Total operating expenses	3,151,743	3,378,730	8,475,730	9,307,835
Management fee waiver	—	(304,278)	—	(857,799)
Net operating expenses	3,151,743	3,074,452	8,475,730	8,450,036
Net investment income (loss)	2,510,933	(993,018)	4,591,666	(4,924,276)
Net change in unrealized appreciation (depreciation)	(26,568)	411,501	(324,961)	437,963
Net increase (decrease) in net assets resulting from operations	$2,484,365	$(581,517)	$4,266,705	$(4,486,313)

Net increase (decrease) in net assets resulting from operations
Earnings per share - basic and diluted	$0.16	$(0.13)	$0.32	$(1.59)

			September 30, 2025	December 31, 2024
Balance Sheet Data
Total return based on net asset value			1.98%	177.48%
Net asset value per Share			$15.37	$15.18
Investments at fair value			254,153,906	91,188,202
Total assets			326,483,756	151,920,751
Total liabilities			60,891,322	2,171,474
Total net assets			265,592,434	149,749,277

Investment Income

We generate revenue in the form of interest income and fees primarily from our debt investments. In some cases, our debt investments may pay PIK interest. Interest income from investments for the three and nine months ended September 30, 2025 totaled approximately $5.1 million and $11.0 million, respectively. Interest income from investments for the three and nine months ended as of September 30, 2024 totaled approximately $2.0 million and $3.1 million, respectively. The increase in interest income from investments for the three and nine months ended September 30, 2025 is primarily attributable to an increase in the weighted average principal held during the period.

Interest income on cash and cash equivalents primarily relates to cash held in money market accounts, which the three and nine months ended September 30, 2025 totaled approximately $0.5 million and $2.1 million, respectively. Interest income on cash and cash equivalents for the three and nine months ended September 30, 2024 totaled approximately $0.1 million and $0.4 million, respectively. Cash is held for investment purposes and as needed held to ensure the portfolio remains in compliance with RIC diversification requirements.

Operating Expenses

Our operating expenses are comprised of management and administration fees, professional fees, interest and other financing fees, offering expenses, and general and administrative expenses. During the three and nine months ended September 30, 2025, our operating expenses totaled approximately $3.2 million and $8.5 million, respectively. During the three and nine months ended September 30, 2024, our operating expenses totaled approximately $3.1 million and $8.5 million, respectively.

Management, Incentive, and Administration Fees

During the three months ended September 30, 2025 and 2024, management fees totaled approximately $1.9 million and $1.8 million, respectively. Management fee waivers made pursuant to the waiver election which ended in November 2024, during the three months ended September 30, 2025 and 2024 approximated $0.0 million and $0.3 million, respectively. During the nine months ended September 30, 2025 and 2024, management fees totaled approximately $4.9 million and $5.1 million, respectively. Management fee waivers during the nine months ended September 30, 2025 and 2024 approximated $0.0 million and $0.9 million, respectively. Management fees (net of management fee waiver) increased during the three and nine month periods ended September 30, 2025 primarily due to an increase in total assets and no management fee waivers as of September 30, 2025. There were no incentive fees for the three and nine months ended September 30, 2025 and 2024. See Note 3 – Related Party Agreements – Advisory Agreement, for additional discussion related to management and incentive fees.

During the three months ended September 30, 2025 and 2024, administration fees totaled approximately $0.3 million and $0.3 million, respectively. During the nine months ended September 30, 2025 and 2024, administration fees totaled approximately $1.0 million and $0.9 million, respectively. Administration fees increased primarily due to our increase in capital commitments. See Note 3 – Related Party Agreements – Administration Agreement, for additional discussion related to administration fees.

Professional and Legal Fees

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. During the three months ended September 30, 2025 and 2024, professional fees totaled approximately $0.4 million and $0.3 million, respectively. During the nine months ended September 30, 2025 and 2024, professional fees totaled approximately $1.2 million and $1.0 million, respectively. Professional fees increased primarily due to an increase in legal expenses.

Interest and Other Financing Expenses

Interest and other financing expenses relates to interest and costs associated with our CIBC Credit Facility. During the three and nine months ended September 30, 2025, interest expenses totaled approximately $104.6 thousand and $104.6 thousand, respectively. During the three and nine months ended September 30, 2025, other financing costs totaled approximately $145.5 thousand and $442.2 thousand, respectively. During the three and nine months ended September 30, 2024, interest expenses totaled approximately $95.7 thousand and $116.3 thousand, respectively. During the three and nine months ended September 30, 2024, other financing costs totaled approximately $239.2 thousand and $499.2 thousand, respectively.

For the three and nine months ended September 30, 2025 average borrowings outstanding were approximately $5.9 million and $2.0 million, respectively. The weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and nine months ended September 30, 2024 was 7.08% and 7.08%, respectively. For the three and nine months ended September 30, 2024 average borrowings outstanding were approximately $4.6 million and $2.6 million, respectively. The weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and nine months ended September 30, 2024 was 8.21% and 8.22%, respectively. See Note 6 – Borrowings, for more information.

Other Expenses

Other expenses includes board fees, certain allocated technology, research, other regulatory and compliance expenses, and excise taxes incurred related to the management of the Company. During the three and nine months ended September 30, 2025, other expenses totaled approximately $0.3 million and $0.8 million, respectively. During the three and nine months ended September 30, 2024, other expenses totaled approximately $0.2 million and $0.7 million, respectively.

Other expenses also include offering expenses. During the three and nine months ended September 30, 2025 there were no additional offering expenses incurred. During the three and nine months ended September 30, 2024 offering expenses totaled approximately $0.3 million and $1.0 million, respectively. The Company will pay all initial organizational and offering expenses associated with the Private Offering of its Shares up to a maximum amount of 1.50% of aggregate Capital Commitments to the Company over the initial four-year period following November 14, 2023. Since inception through September 30, 2025 the Company has incurred $2.2 million of organizational and offering expenses.

Distributions

On August 6, 2025, the Board declared the cash distribution of $0.11 per share paid on August 29, 2025 to Members of record as of August 15, 2025. On August 29, 2025 the Company distributed $1,052,981 in cash and $623,750 in the form of 40,707 shares at a price of $15.32 per share in connection with the Company’s DRP.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code for the tax period ending December 31, 2025 and intend to maintain qualification as a RIC annually thereafter. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Members in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income, if any for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the required distributions to our Members, which generally relieves us from U.S. federal income taxes at corporate rates to the extent of such distributions. For periods prior to the effectiveness of our RIC election, we expect to be taxed as a corporation. It is not anticipated that we will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the three and nine months ended September 30, 2025.

Upon our qualification as a RIC, depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. As of September 30, 2025, the Company has accrued $25,000 of estimated excise taxes.

The character of income and gains that the Company distributes is determined in accordance with U.S. income tax regulations that may differ from U.S. GAAP. Book and tax basis differences relating to Member dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

Net Change in Unrealized Appreciation and Depreciation

The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by the Adviser, in its capacity as our valuation designee under rule 2a-5 under the 1940 Act, in accordance with valuation policies and procedures that were approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three and nine months ended September 30, 2025 and 2024:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment valuation appreciation (depreciation)	$(21,523)	$411,501	$(319,916)	$437,963
Reversal of prior period net change in unrealized (appreciation) depreciation upon a realization event	(5,045)	—	(5,045)	—
Total Net change in unrealized appreciation (depreciation)	$(26,568)	$411,501	$(324,961)	$437,963

For the three and nine months ended September 30, 2025 the net change in unrealized depreciation was primarily related to depreciation of our debt investments due to an increase in market discount rates.

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

As of September 30, 2025 the Company had received Capital Commitments of $508.8 million of which $239.1 million was undrawn. As of December 31, 2024, the Company had received Capital Commitments of $505.7 million of which $348.9 million was undrawn.

During the nine months ended September 30, 2025 we principally funded our operations from (i) cash receipts from interest and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments, (iii) borrowings under the CIBC Credit Facility and (iv) drawdowns from unfunded equity commitments.

During the nine months ended September 30, 2025 our operating activities used $158.5 million of cash and cash equivalents, compared to $88.9 million used during the nine months ended September 30, 2024. The $69.6 million increase in cash used in operating activities was primarily due to increased purchases of investments of approximately $90.0 million, offset by repayments received from investments of $12.9 million.

During the nine months ended September 30, 2025 our financing activities provided $169.6 million of cash, compared to $101.9 million provided during the nine months ended September 30, 2024. The $67.7 million increase in cash flows from financing activities was primarily the result of borrowings on debt and secondarily related to increased proceeds from issuances of Shares during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This was partially offset by distributions paid of $1.1 million.

Available liquidity and capital resources as of September 30, 2025

As of September 30, 2025 we had $70.5 million of cash and cash equivalents, and $17.0 million of availability under the CIBC Credit Facility, and undrawn Capital Commitments of $239.1 million. As of September 30, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $36.4 million and ample liquidity to support our near-term capital requirements. As the impact of macro-economic events, potential global recession, acts of terrorism, war, geopolitical events, and the related disruption to markets and business continues to impact the economy, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances. The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On August 1, 2023, the Company received approval from ACP, as the Company’s sole initial Member, for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective August 2, 2023, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2025, the Company’s asset coverage ratio was 557.9%. The Company had no debt outstanding as of December 31, 2024.

Share Issuances

As of September 30, 2025 the Company had the authority to issue an unlimited number of Shares at $0.001 par value per Share.

Since inception through September 30, 2025 the Company has completed the following Share issuances:

Share Issuance Date	Shares Issued	Proceeds Received
June 30, 2023	50	$1,000
November 14, 2023	171,824	3,436,474
February 13, 2024	973,655	19,473,102
April 15, 2024	2,482,469	38,892,227
September 3, 2024	2,901,546	44,013,319
December 2, 2024	3,333,813	50,542,802
March 3, 2025	3,375,974	51,358,465
June 23, 2025	2,003,675	30,678,886
August 29, 2025 (1)	40,707	623,750
September 29, 2025	1,991,586	30,592,082
Total	17,275,299	$269,612,107

(1)Shares were issued under the Company’s DRP.

The sales of the Shares were made pursuant to subscription agreements entered into by the Company with its investors, as described in “Note 8. Net Assets” in the notes to our consolidated financial statements and appearing elsewhere in this report, with the exception of Shares issued pursuant to the DRP. As of September 30, 2025 and December 31, 2024, the Company had 17,275,299 and 9,863,357 Shares outstanding, respectively.

Commitments and Obligations

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet.

As of September 30, 2025 and December 31, 2024, the Company had the following unfunded commitments:

	Par as of
Company	September 30, 2025	December 31, 2024
A. Stucki Company	$6,069,197	$—
Ag Bells LLC	1,537,097	—
Allworth Financial Group, L.P.	3,286,298	5,547,836
Allworth Financial Group, L.P.	261,268	261,268
Ampler QSR Holdings LLC	2,211,920	—
Arax Midco, LLC	2,737,790	—
Axiometrix Solutions Portfolio Co.	1,858,986	—
Irving Parent, Corp.	2,275,949	—
Komline-Sanderson Group, Inc.	—	5,218,858
Komline-Sanderson Group, Inc.	1,302,944	2,124,366
Mood Media Borrower, LLC	1,200,786	—
NPM Franchising, LLC	455,009	—
OneZero	609,732	918,686
OneZero	656,204	656,204
Pediatric Home Respiratory Services, LLC	2,730,052	2,730,052
Pediatric Home Respiratory Services, LLC	970,685	1,274,025
StrategyCorps, LLC	2,274,436	2,274,436
StrategyCorps, LLC	995,066	1,137,218
VTC Buyer Corp.	2,154,324	—
VTC Buyer Corp.	1,508,630	—
VTC Buyer Corp.	1,308,155	—
Total (1)	$36,404,528	$22,142,949

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

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. On an ongoing basis, management evaluates its estimates and assumptions, which are based on the information that is currently available to them, historical experience and on various other inputs and assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. For a description of our critical accounting policies, refer to “Note 2. Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report. We consider the most significant accounting policies to be those related to our Valuation of Investments, Fair Valuation Measurements, and Income Recognition. The valuation of investments is our most significant critical estimate. The most significant input to this estimate is the discount interest rate, which includes the hypothetical market yield plus premium or discount adjustment, used in determining the fair value of our debt investments.

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

As of September 30, 2025 100.0% of our debt investments based on fair value bear interest at floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 1.52%. The CIBC Credit Facility bears interest at floating rates with no interest rate floor.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025 assuming there are no changes in our investment and borrowing structure, the following table shows the approximate annualized impact on net interest income, of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$7,711,937	$(1,740,000)	$5,971,937
Up 200 basis points	5,141,292	(1,160,000)	3,981,292
Up 100 basis points	2,570,646	(580,000)	1,990,646
Down 100 basis points	(2,570,646)	580,000	(1,990,646)
Down 200 basis points	(5,141,292)	1,160,000	(3,981,292)
Down 300 basis points	(7,711,937)	1,740,000	(5,971,937)

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

(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any of its equity securities during the nine months ended September 30, 2025.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025 none of the Company’s managers or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Andalusian Credit Company, LLC

Date: November 12, 2025	By:	/s/ Aaron Kless
Aaron Kless
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Moses Awe
Moses Awe

Chief Financial Officer