Form 10-Q
period 2026-03-31
Andalusian Credit Company, LLC
filed 2026-05-14
CIK 1979306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2026

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

As of May 14, 2026, the registrant had 22,451,116 Shares, $0.001 par value per Share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Andalusian Credit Company, LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	March 31,
	2026	December 31,
	(unaudited)	2025
Assets:
Investments in non-controlled non-affiliated investments, at fair value (cost $388,193 and $316,665, respectively)	$387,669	$316,015
Cash	4,684	10,487
Cash equivalents	24,262	17,082
Interest receivable	3,193	2,523
Prepaid expenses and other assets	2,371	533
Total assets	$422,179	$346,640

Liabilities:
Debt (net of deferred financing costs of $-, and $-, respectively)	$75,000	$—
Distribution payable	—	4,013
Management fees payable	2,085	1,807
Incentive fee payable	365	344
Administration fees payable	318	318
Professional fees payable	552	298
Interest and credit facility fees payable	437	219
Legal fees payable	258	127
Due to affiliate	94	67
Accounts payable and accrued expenses	38	47
Total liabilities	$79,147	$7,240

Commitments and contingencies (Note 7)

Net assets:
Shares, par value $0.001 (22,451,116 and 22,293,620 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	$22	$22
Paid-in-capital in excess of par value	342,439	340,042
Distributable earnings (loss)	571	(664)
Total net assets	$343,032	$339,400
Total liabilities and net assets	$422,179	$346,640
Net asset value per share	$15.28	$15.22

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three	Three
	months ended	months ended
	March 31,	March 31,
	2026	2025⁽¹⁾
Investment Income:
Interest income from non-controlled/non-affiliated investments	$8,413	$2,639
Interest from cash and cash equivalents	112	685
Other income	8	—
Total investment income	8,533	3,324

Expenses:
Management fees	$2,085	$1,548
Administration fees	318	317
Legal fees	282	219
Professional fees	338	137
Interest expense and other financing costs	501	148
General and administrative expenses	282	125
Incentive fees	365	—
Board fees	120	108
Total operating expenses	4,291	2,602
Net investment income (loss)	4,242	722

Net change in unrealized appreciation (depreciation)
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	126	(335)
Net change in unrealized appreciation (depreciation)	126	(335)
Net increase (decrease) in net assets resulting from operations	$4,368	$387

Per share data:
Net investment income (loss) per share	$0.19	$0.07
Net increase (decrease) in net assets resulting from operations per share	$0.20	$0.04
Weighted average shares outstanding	22,358,829	10,951,171

(1)	Certain items have been reclassified in prior quarters to conform with the current quarter presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except share

data)

	Shares
			Paid in	Distributable
	Share	Par	Capital in	Earnings	Total Net
	Amount	Amount	Excess of Par	(Loss)	Assets
Balance at December 31, 2024	9,863,357	$10	$155,066	$(5,327)	$149,749

Operations:
Net investment income (loss)	—	—	—	722	722
Net change in unrealized appreciation (depreciation)	—	—	—	(335)	(335)
Net increase (decrease) in net assets resulting from operations	—	—	—	387	387

Capital transactions:
Proceeds from issuance of shares	3,375,974	3	51,355	—	51,358
Net increase (decrease) in net assets resulting from capital share transactions	3,375,974	3	51,355	—	51,358
Total increase (decrease) for the three months ended March 31, 2025	3,375,974	3	51,355	387	51,746
Tax reclassification of net assets	—	—	—	—	—
Balance at March 31, 2025	13,239,331	$13	$206,421	$(4,940)	$201,495

	Shares
			Paid in	Distributable
	Share	Par	Capital in	Earnings	Total Net
	Amount	Amount	Excess of Par	(Loss)	Assets
Balance at December 31, 2025	22,293,620	$22	$340,042	$(664)	$339,400

Operations:
Net investment income (loss)	—	—	—	4,242	4,242
Net change in unrealized appreciation (depreciation) on investments	—	—	—	126	126
Net increase (decrease) in net assets resulting from operations	—	—	—	4,368	4,368

Capital transactions:
Proceeds from issuance of shares	—	—	—	—	—
Distributions declared to members	—	—	—	(3,133)	(3,133)
Shares issued in connection with dividend reinvestment plan	157,496	—	2,397	—	2,397
Net increase (decrease) in net assets resulting from capital share transactions	157,496	—	2,397	(3,133)	(736)
Total increase (decrease) for the three months ended March 31, 2026	157,496	—	2,397	1,235	3,632
Tax reclassification of net assets	—	—	—	—	—
Balance at March 31, 2026	22,451,116	$22	$342,439	$571	$343,032

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended	Three months ended
	March 31,	March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,368	$387
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchases of investments	(90,211)	(28,046)
Proceeds from principal repayments	18,991	7,362
Net change in unrealized (appreciation) depreciation	(126)	335
Accretion of paid-in-kind interest	(33)	—
Amortization of premium and accretion of discount, net	(275)	(99)
Amortization of deferred financing costs	84	82
Amortization of prepaid expenses	5	28
Changes in operating assets and liabilities:
Interest receivable	(670)	(278)
Prepaid expenses and other assets	168	6
Management fees payable	278	27
Professional fees payable	254	81
Administration fees payable	—	2
Legal fees payable	131	42
Incentive fee payable	21	—
Interest and credit facility fees payable	218	(1)
Due to affiliate	27	—
Accounts payable and accrued expenses	(9)	2
Net cash provided by (used in) operating activities	(66,779)	(20,070)

Cash flows from financing activities:
Net proceeds from issuance of shares(1)	—	51,358
Distributions paid	(4,749)	—
Borrowings of debt	103,000	—
Repayments of debt	(28,000)	—
Debt issuance costs paid	(2,095)	—
Net cash provided by (used in) financing activities	68,156	51,358
Net increase (decrease) in cash and cash equivalents	1,377	31,288
Cash and cash equivalents, beginning of period	27,569	59,420
Cash and cash equivalents, end of period	$28,946	$90,708

Supplemental and non-cash activities
Interest, including credit facility fees, paid during the period	$90	$66
Shares issued from dividend reinvestment plan	$2,397	$—

The following table presents a reconciliation of cash and cash equivalents reported within the Consolidated Statements of Assets and Liabilities.

	March 31, 2026	March 31, 2025
Cash	$4,684	$322
Cash equivalents	24,262	90,386
Total cash and cash equivalents	$28,946	$90,708
(1)	Proceeds from the issuance of shares are presented net of placement agent fees of $0 and $128, respectively for March 31, 2026 and March 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Schedule of Investments

As of March 31, 2026

(unaudited)

(in thousands)

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Non-controlled non-affiliated investments
Debt investments
Automotive
Apex Auto Intermediate Holdings, LLC	(5)	First Lien Term Loan	S+	4.50%	8.17%	4/18/2030	$6,431	$6,379	$6,375	1.9%
								6,379	6,375	1.9%

Beverage, Food & Tobacco
Donut Intermediate Co	(5)	First Lien Term Loan	S+	4.75%	8.79%	5/30/2031	5,256	5,212	5,170	1.5%
								5,212	5,170	1.5%

Capital Equipment
Komline-Sanderson Group, Inc.	(5)	First Lien Term Loan	S+	6.00%	9.67%	9/6/2029	17,052	16,861	16,862	4.9%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Revolving Loan	S+	6.00%	9.67%	9/6/2029	895	762	740	0.2%
								17,623	17,602	5.1%

Chemicals, Plastics, & Rubber
TCP Buyer, Inc.	(5)	First Lien Term Loan	S+	4.75%	8.95%	3/12/2031	5,732	5,683	5,638	1.6%
								5,683	5,638	1.6%

Containers, Packaging & Glass
Soteria Flexibles Corp	(5)	First Lien Term Loan	S+	4.75%	8.42%	8/15/2029	7,568	7,493	7,493	2.2%
								7,493	7,493	2.2%

Consumer Goods: Non-Durable
Vivos Holdings, LLC	(5)	First Lien Term Loan	S+	6.00%	9.68%	8/13/2030	31,707	31,422	31,423	9.2%
								31,422	31,423	9.2%

Environmental Industries
GrayMar Acquisition, LLC	(5)	First Lien Term Loan	S+	4.75%	8.42%	9/13/2030	4,975	4,938	4,900	1.4%
VTC Buyer Corp.	(5)	First Lien Term Loan	S+	5.25%	8.92%	7/15/2031	4,113	4,113	4,082	1.2%
VTC Buyer Corp.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	8.92%	7/15/2031	2,127	2,127	2,111	0.6%
VTC Buyer Corp.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	8.92%	7/15/2031	566	566	555	0.2%
VTC Buyer Corp.	(5)(6)	First Lien Revolving Loan	S+	5.25%	8.92%	7/15/2031	445	445	433	0.1%
								12,189	12,081	3.5%

FIRE: Finance	(7)
Allworth Financial Group, L.P.	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.75%	8.42%	12/23/2027	3,799	3,773	3,771	1.1%
Allworth Financial Group, L.P.	(5)(6)	First Lien Revolving Loan	S+	4.75%	8.42%	12/23/2027	-	(1)	(2)	0.0%
FMS Financial Management Services LLC	(5)	First Lien Term Loan	S+	5.00%	8.53%	2/1/2027	11,047	10,944	10,944	3.2%
StrategyCorps, LLC	(5)	First Lien Term Loan	S+	5.50%	9.17%	6/28/2030	5,587	5,530	5,531	1.6%
StrategyCorps, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.17%	6/28/2030	-	(5)	(23)	0.0%
StrategyCorps, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.17%	6/28/2030	199	188	188	0.1%
								20,429	20,409	6.0%

FIRE: Insurance	(7)
Integrity Marketing Acquisition, LLC	(5)	First Lien Term Loan	S+	5.00%	8.67%	8/27/2028	13,445	13,391	13,391	3.9%
World Insurance Associates, LLC	(5)	First Lien Term Loan	S+	5.00%	8.70%	4/3/2030	4,481	4,481	4,459	1.3%
								17,872	17,850	5.2%

Healthcare & Pharmaceuticals
Alpha Aesthetics Partners Opco, LLC	(5)	First Lien Term Loan	S+	4.50%	8.20%	12/10/2031	11,759	11,746	11,611	3.4%
Alpha Aesthetics Partners Opco, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.50%	8.20%	12/10/2031	3,290	3,277	3,153	0.9%
Alpha Aesthetics Partners Opco, LLC	(5)(6)	First Lien Revolving Loan	S+	4.50%	8.20%	12/10/2031	-	(3)	(34)	0.0%
Giving Home Health Care	(5)	First Lien Term Loan	S+	6.00%	9.66%	4/26/2029	12,888	12,742	12,888	3.8%
Pediatric Home Respiratory Services, LLC	(5)	First Lien Term Loan	S+	5.50%	9.10%	12/23/2030	13,814	13,754	13,753	4.0%
Pediatric Home Respiratory Services, LLC	(5)	First Lien Term Loan	S+	5.50%	9.10%	12/23/2030	9,060	9,021	9,020	2.6%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.10%	12/23/2030	-	(5)	(12)	0.0%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.10%	12/23/2030	303	297	297	0.1%
Solace Healthcare Holdco, Inc.	(5)	First Lien Term Loan	S+	4.75%	8.41%	2/2/2032	9,579	9,484	9,484	2.8%
RAH Holdings, LLC	(5)	First Lien Term Loan	S+	6.50%	10.37%	8/18/2030	15,920	15,634	15,633	4.6%
								75,947	75,793	22.2%

			Reference					Par/			Percentage
			Rate and			Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread			Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Media: Diversified & Production
Mood Media Borrower, LLC	(5)	First Lien Term Loan	S+	6.75%		10.42%	5/30/2030	$21,002	$20,817	$20,817	6.1%
Mood Media Borrower, LLC	(5)(6)	First Lien Revolving Loan	S+	6.75%		10.42%	5/30/2030	400	386	386	0.1%
Rostrum Records, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	6.00%		9.67%	11/26/2030	6,112	6,082	6,112	1.8%
Touchtunes Music Group, LLC	(5)	First Lien Term Loan	S+	4.75%		8.45%	4/1/2029	4,469	4,469	4,425	1.3%
Uscreen Parent Inc.	(5)	First Lien Term Loan	S+	4.50%		8.17%	2/14/2032	2,481	2,461	2,469	0.7%
Xposure Music Holdings Inc.	(5)(6)(10)(11)	First Lien Delayed Draw Term Loan	S+	7.25%		10.90%	11/24/2030	3,400	3,222	3,138	0.9%
Xposure Music Holdings Inc.	(5)(6)(10)(11)	First Lien Revolving Loan	S+	7.25%		10.90%	11/24/2030	-	(35)	(38)	0.0%
									37,402	37,309	10.9%

High Tech Industries
Axiometrix Solutions Portfolio Co.	(5)	First Lien Term Loan	S+	5.50%		9.27%	8/14/2030	13,624	13,444	13,444	3.9%
Axiometrix Solutions Portfolio Co.	(5)(6)	First Lien Revolving Loan	S+	5.50%		9.27%	8/14/2030	2,921	2,868	2,869	0.8%
Irving Parent, Corp.	(5)	First Lien Term Loan	S+	5.25%		8.95%	3/11/2031	15,772	15,601	15,601	4.5%
Irving Parent, Corp.	(5)(6)	First Lien Revolving Loan	S+	5.25%		8.90%	3/11/2031	-	(24)	(25)	0.0%
OneZero Financial Systems, LLC	(5)	First Lien Term Loan	S+	5.00%		8.66%	10/7/2031	5,210	5,168	5,184	1.5%
OneZero Financial Systems, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%		8.66%	10/7/2031	307	304	303	0.1%
OneZero Financial Systems, LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%		8.66%	10/7/2031	-	(5)	(5)	0.0%
									37,356	37,371	10.8%

Hotel, Gaming & Leisure
Ag Bells LLC	(5)	First Lien Term Loan	S+	4.75%		8.42%	8/19/2031	13,601	13,478	13,481	3.9%
Ag Bells LLC	(5)(6)	First Lien Revolving Loan	S+	4.75%		8.42%	8/19/2030	-	(14)	(13)	0.0%
Ampler QSR Holdings LLC	(5)	First Lien Term Loan	S+	5.00%		8.67%	8/19/2031	14,376	14,250	14,250	4.2%
Ampler QSR Holdings LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%		8.67%	8/19/2030	-	(19)	(19)	0.0%
Kids Empire USA LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	9.50%	(12)	11.20%	7/16/2030	3,204	3,204	3,204	0.9%
Kids Empire USA LLC	(5)	First Lien Term Loan	S+	9.50%	(12)	11.20%	7/16/2030	6,216	6,216	6,216	1.8%
									37,115	37,119	10.8%

Retail
NPM Franchising, LLC	(5)	First Lien Term Loan	S+	5.50%		9.50%	1/13/2029	10,497	10,348	10,261	3.0%
NPM Franchising, LLC	(5)	First Lien Revolving Loan	S+	5.50%		9.50%	1/13/2029	1,820	1,795	1,779	0.5%
									12,143	12,040	3.5%

Services: Business
UKi Buyer LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.75%		8.45%	1/13/2032		(111)	(111)	0.0%
UKi Buyer LLC	(5)(6)	First Lien Revolving Loan	S+	4.75%		8.45%	1/13/2032		(56)	(56)	0.0%
UKi Buyer LLC	(5)	First Lien Term Loan	S+	4.75%		8.45%	1/13/2032	15,379	15,156	15,156	4.4%
Commercial Cleaning Systems, LLC	(5)	First Lien Term Loan	S+	4.75%		8.43%	2/12/2030	10,000	9,925	9,925	2.9%
Barricade Holdings, LLC	(5)	First Lien Delayed Draw Term Loan	S+	4.75%		8.42%	9/30/2030		(53)	(53)	0.0%
Barricade Holdings, LLC	(5)	First Lien Term Loan	S+	4.75%		8.42%	9/30/2030	6,821	6,719	6,719	2.0%
									31,580	31,580	9.3%

Aerospace & Defense
McFarlane Aviation, LLC	(5)	First Lien Term Loan	S+	4.75%		8.66%	10/12/2027	10,000	9,933	10,000	2.9%
									9,933	10,000	2.9%

Transportation: Cargo
A. Stucki Company	(5)	First Lien Term Loan	S+	4.75%		8.71%	3/27/2030	16,523	16,416	16,416	4.8%
A. Stucki Company	(5)	First Lien Delayed Draw Term Loan	S+	4.75%		8.71%	3/27/2030	6,039	5,999	6,000	1.7%
									22,415	22,416	6.5%
Total debt investments									388,193	387,669	113.1%
Total non-controlled non-affiliated investments									388,193	387,669	113.1%
Cash and cash equivalents
Goldman Sachs Financial Square Government Institutional Fund	(8)(9)	Money Market Fund				3.53%			390	390	0.1%
State Street Institutional U.S. Government Money Market Fund - Premier Class	(8)(9)	Money Market Fund				3.60%			23,872	23,872	7.0%
Cash		Cash							4,684	4,684	1.4%
Total cash and cash equivalents									28,946	28,946	8.5%
Total investments and cash and cash equivalents									$417,139	$416,615	121.6%

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of March 31, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $417,139 resulting in estimated gross unrealized gains and losses of $276 and ($800), respectively.
(4)	In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements, unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See “Note 5 – Fair Value Measurements” for further information related to investments at fair value.
(5)	Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“S+” or “SOFR”) which may also contain a credit spread adjustment depending on the tenor election, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement.

For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2026. As of March 31, 2026, the reference rates for our variable rate loans was SOFR at 3.66% and 3.68% for 1 month and 3 month term SOFR rates, respectively.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative amortized cost or fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(7)	Finance, Insurance, and Real Estate (“FIRE”).
(8)	This investment is valued using observable inputs and is considered a Level 1 investment. See “Note 5 – Fair Value Measurements” for further information related to investments at fair value.
(9)	The rate presented represents the annualized seven-day yield as of March 31, 2026.
(10)	This asset is deemed not a “qualifying asset” under Section 55(a) of the 1940 Act by the Company. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(11)	Non-U.S. portfolio company or the portfolio company’s principal place of business is outside the United States.
(12)	Includes 2% PIK

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Schedule of Investments

As of December 31, 2025

(in thousands)

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Non-controlled non-affiliated investments
Debt investments
Automotive
Apex Auto Intermediate Holdings, LLC	(5)	First Lien Term Loan	S+	4.50%	8.38%	4/18/2030	$6,447	$6,392	$6,392	2.0%
								6,392	6,392	2.0%

Beverage, Food & Tobacco
Donut Intermediate Co	(5)	First Lien Term Loan	S+	4.75%	8.79%	5/30/2031	5,269	5,222	5,222	1.6%
								5,222	5,222	1.6%

Capital Equipment
Komline-Sanderson Group, Inc.	(5)	First Lien Term Loan	S+	6.00%	9.82%	9/6/2029	17,108	16,902	16,766	4.9%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Delayed Draw Term Loan	S+	6.00%	9.82%	9/6/2029	-	(5)	(7)	0.0%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Revolving Loan	S+	6.00%	10.08%	9/6/2029	1,149	1,142	1,096	0.3%
								18,039	17,855	5.2%

Chemicals, Plastics, & Rubber
TCP Buyer Inc.	(5)	First Lien Term Loan	S+	4.75%	8.95%	3/12/2031	5,746	5,696	5,696	1.7%
								5,696	5,696	1.7%

Consumer Goods: Non-Durable
Vivos Holdings, LLC	(5)	First Lien Term Loan	S+	6.00%	9.74%	8/13/2030	31,867	31,556	31,309	9.2%
								31,556	31,309	9.2%

Environmental Industries
GrayMar Acqusition, LLC	(5)	First Lien Term Loan	S+	4.50%	8.22%	9/13/2030	4,987	4,948	4,948	1.5%
VTC Buyer Corp.	(5)	First Lien Term Loan	S+	5.25%	9.16%	7/15/2031	4,123	4,123	4,123	1.2%
VTC Buyer Corp.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	9.01%	7/15/2031	2,154	2,154	2,154	0.6%
VTC Buyer Corp.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	8.99%	7/15/2031	573	573	573	0.2%
VTC Buyer Corp.	(5)(6)	First Lien Revolving Loan	S+	5.25%	9.01%	7/15/2031	-	-	(7)	0.0%
								11,798	11,791	3.5%

FIRE: Finance	(7)
Allworth Financial Group, L.P.	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.75%	8.47%	12/23/2027	3,290	3,263	3,248	1.0%
Allworth Financial Group, L.P.	(5)(6)	First Lien Revolving Loan	S+	4.75%	8.47%	12/23/2027	-	(2)	(2)	0.0%
Arax Midco, LLC	(5)	First Lien Term Loan	S+	5.00%	8.96%	4/11/2029	2,104	2,084	2,083	0.6%
Arax Midco, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	8.96%	4/11/2029	-	(12)	(24)	0.0%
StrategyCorps, LLC	(5)	First Lien Term Loan	S+	5.50%	9.22%	6/28/2030	5,601	5,541	5,524	1.6%
StrategyCorps, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.22%	6/28/2030	-	(5)	(31)	0.0%
StrategyCorps, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.21%	6/28/2030	142	131	127	0.0%
								11,000	10,925	3.2%

FIRE: Insurance	(7)
Integrity Marketing Acquisition, LLC	(5)	First Lien Term Loan	S+	5.00%	8.82%	8/27/2028	13,513	13,416	13,361	3.9%
World Insurance Associates, LLC	(5)	First Lien Term Loan	S+	5.00%	8.67%	4/3/2030	4,493	4,493	4,487	1.3%
								17,909	17,848	5.2%

Healthcare & Pharmaceuticals
Alpha Aesthetics Partners Opco, LLC	(5)	First Lien Term Loan	S+	4.50%	8.24%	12/10/2031	11,789	11,774	11,774	3.5%
Alpha Aesthetics Partners Opco, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.50%	8.24%	12/10/2031	-	(14)	(14)	0.0%
Alpha Aesthetics Partners Opco, LLC	(5)(6)	First Lien Revolving Loan	S+	4.50%	8.24%	12/10/2031	-	(3)	(3)	0.0%
Giving Home Health Care	(5)	First Lien Term Loan	S+	6.25%	10.23%	4/26/2029	12,888	12,728	12,711	3.7%
Pediatric Home Respiratory Services, LLC	(5)	First Lien Term Loan	S+	5.50%	9.10%	12/23/2030	13,849	13,781	13,745	4.0%
Pediatric Home Respiratory Services, LLC	(5)	First Lien Term Loan	S+	5.50%	9.10%	12/23/2030	9,083	9,039	9,015	2.7%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.10%	12/23/2030	-	(6)	(20)	0.0%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.10%	12/23/2030	-	(6)	(13)	0.0%
RAH Holdings, LLC	(5)	First Lien Term Loan	S+	6.50%	10.37%	8/18/2030	15,960	15,651	15,661	4.6%
								62,944	62,856	18.5%

Andalusian Credit Company, LLC

Consolidated Schedule of Investments

As of December 31, 2025

(in thousands)

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Media: Diversified & Production
Mood Media Borrower, LLC	(5)	First Lien Term Loan	S+	6.75%	10.47%	5/30/2030	$21,055	$20,856	$20,844	6.1%
Mood Media Borrower, LLC	(5)(6)	First Lien Revolving Loan	S+	6.75%	10.48%	5/30/2030	400	385	382	0.1%
Rostrum Records, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	6.00%	9.87%	11/26/2030	5,382	5,347	5,347	1.6%
Touchtunes Music Group, LLC	(5)	First Lien Term Loan	S+	4.75%	8.42%	4/1/2029	4,481	4,481	4,447	1.3%
Uscreen Parent Inc.	(5)	First Lien Term Loan	S+	4.50%	8.57%	2/14/2032	2,488	2,466	2,466	0.7%
Xposure Music Holdings Inc.	(5)(6)(10)(11)	First Lien Delayed Draw Term Loan	S+	7.25%	10.92%	11/24/2030	750	575	575	0.2%
Xposure Music Holdings Inc.	(5)(6)(10)(11)	First Lien Revolving Loan	S+	7.25%	10.92%	11/24/2030	-	(37)	(37)	0.0%
								34,073	34,024	10.0%

High Tech Industries
Axiometrix Solutions Portfolio Co.	(5)	First Lien Term Loan	S+	5.50%	9.47%	8/14/2030	13,658	13,464	13,453	4.0%
Axiometrix Solutions Portfolio Co.	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.47%	8/14/2030	2,125	2,068	2,065	0.6%
Irving Parent, Corp.	(5)	First Lien Term Loan	S+	5.25%	8.92%	3/11/2031	15,812	15,634	15,634	4.6%
Irving Parent, Corp.	(5)(6)	First Lien Revolving Loan	S+	5.25%	8.92%	3/11/2031	-	(26)	(26)	0.0%
OneZero Financial Systems, LLC	(5)	First Lien Term Loan	S+	5.00%	8.84%	10/7/2031	5,223	5,178	5,197	1.5%
OneZero Financial Systems, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	8.84%	10/7/2031	294	291	290	0.1%
OneZero Financial Systems, LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	8.84%	10/7/2031	-	(5)	(5)	0.0%
								36,604	36,608	10.8%

Hotel, Gaming & Leisure
Ag Bells LLC	(5)	First Lien Term Loan	S+	5.00%	8.72%	8/19/2031	13,635	13,504	13,499	4.0%
Ag Bells LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	8.72%	8/19/2030	-	(14)	(15)	0.0%
Ampler QSR Holdings LLC	(5)	First Lien Term Loan	S+	5.00%	8.72%	8/19/2031	14,413	14,275	14,268	4.2%
Ampler QSR Holdings LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	8.72%	8/19/2030	-	(21)	(22)	0.0%
								27,744	27,730	8.2%

Retail
NPM Franchising, LLC	(5)	First Lien Term Loan	S+	5.50%	9.50%	1/13/2029	10,603	10,436	10,510	3.1%
NPM Franchising, LLC	(5)	First Lien Revolving Loan	S+	5.50%	9.50%	1/13/2029	1,820	1,792	1,804	0.5%
								12,228	12,314	3.6%

Services: Business
SAFEbuilt, LLC	(5)	First Lien Term Loan	S+	6.75%	10.57%	1/16/2026	12,995	12,995	12,995	3.8%
								12,995	12,995	3.8%

Transportation: Cargo
A. Stucki Company	(5)	First Lien Term Loan	S+	4.75%	8.68%	3/27/2030	16,565	16,453	16,441	4.8%
A. Stucki Company	(5)	First Lien Delayed Draw Term Loan	S+	4.75%	8.68%	3/27/2030	6,054	6,012	6,009	1.8%
								22,465	22,450	6.6%
Total debt investments								316,665	316,015	93.1%
Total non-controlled non-affiliated investments								316,665	316,015	93.1%
Cash and cash equivalents
State Street Institutional U.S. Government Money Market Fund - Premier Class	(8)(9)	Money Market Fund			3.74%			17,082	17,082	5.0%
Cash		Cash						10,487	10,487	3.1%
Total cash and cash equivalents								27,569	27,569	8.1%
Total investments and cash and cash equivalents								$344,234	$343,584	101.2%

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of December 31, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $344,234 resulting in estimated gross unrealized appreciation and depreciation of $115 and ($765), respectively.
(4)	In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 5 for further information related to investments at fair value.

Andalusian Credit Company, LLC

Schedule of Investments

As of December 31, 2025

(5)	Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“S”) which may also contain a credit spread adjustment depending on the tenor election, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2025. As of December 31, 2025, the reference rates for our variable rate loans was SOFR at 3.69%, 3.65% and 3.57% for 1 month, 3 month and 6 month term SOFR rates, respectively.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative amortized cost or fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(7)	Finance, Insurance, and Real Estate (“FIRE”).
(8)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 5 for further information related to investments at fair value.
(9)	The rate presented represents the annualized seven-day yield as of December 31, 2025.
(10)	This asset is deemed not a “qualifying asset” under Section 55(a) of the 1940 Act by the Company. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(11)	Non U.S. portfolio company or the portfolio company’s principal place of business is outside the United. States.

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Notes to Consolidated Financial Statements

March 31, 2026

(unaudited)

Note 1. Organization

Andalusian Credit Company, LLC, a Delaware limited liability company (collectively with its consolidated subsidiaries, the “Company”), was formed on October 17, 2022 (“inception”). The Company is structured as an externally managed, closed-end management investment company. The Company has elected to be treated as a business development company (“BDC”) under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated as a regulated investment company (a “RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the tax period ended December 31, 2025 and intends to maintain its qualification as a RIC annually thereafter. For periods prior to the effectiveness of the RIC election, the Company expects to be taxed as a corporation for U.S. federal income tax purposes. The Company commenced operations contemporaneously with the initial drawdown from investors in the Private Offering (as defined below) which occurred on November 14, 2023 (the “Initial Closing Date”).

The Company is externally managed by Andalusian Credit Partners, LLC (“ACP,” in such capacity, the “Adviser”), a Delaware limited liability company that is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. ACP also serves as the Company’s administrator (in such capacity, the “Administrator”) pursuant to the Administration Agreement (the “Administration Agreement”).

The Company’s investment objective is to generate current income and capital appreciation by investing primarily in senior secured loans with a first lien on collateral, including “unitranche” loans, which are loans that combine the characteristics of both first lien and second lien debt, and to a lesser extent second lien, subordinated loans, and equity securities of U.S. middle-market companies. The Company generally considers middle-market companies to consist of companies with between $10 million and $100 million of annual earnings before interest, taxes, depreciation and amortization (“EBITDA”), although the Company may from time to time invest in larger or smaller companies. Although the Company invests primarily in middle-market companies domiciled in the United States, the Company also may from time to time invest, to a lesser extent, in companies domiciled outside of the United States (subject to compliance with BDC requirements to invest at least 70% of the Company’s assets in qualified United States companies). To achieve the Company’s investment objective, the Company leverages the experience, talent and extensive network of relationships of Andalusian Credit Partners, LLC’s investment personnel to source and evaluate opportunities.

The Company is conducting, on a continuous basis, a private offering (the “Private Offering”) of its limited liability company interests, par value $0.001 per share (“Shares”), to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions from the registration requirements of the Securities Act. Shares will be offered for subscription continuously throughout an initial closing period and may be offered from time to time thereafter pursuant to the terms set forth in the Company’s confidential private placement memorandum, as may be amended, amended and restated, and/or supplemented from time to time (the “Memorandum”). Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Shares of the Company pursuant to a subscription agreement entered into with the Company (the “Subscription Agreement”)

In 2025 the Company established wholly owned subsidiaries, Andalusian Credit Finance, LLC, ACC Financing SPV I, LLC, and ACC Financing SPV II, LLC, each a Delaware limited liability company, to hold investments in certain portfolio companies. The subsidiaries are consolidated for financial reporting purposes in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). From time to time the Company may form wholly owned subsidiaries to facilitate the normal course of business.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. GAAP. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The functional currency of the Company is the U.S. Dollar, and all transactions were in U.S. Dollars.

The Company reclassified certain prior period amounts in the accompanying Consolidated Statement of Operations to conform to its current period presentation, including the notes to the consolidated financial statements. These reclassifications had no impact on prior periods’ net income or net assets.

Basis of Consolidation

As permitted under ASC 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Changes in the economic and regulatory environment, financial markets, the credit worthiness of the Company’s portfolio companies, other macro-economic developments (for example, global pandemics, natural disasters, terrorism, international conflicts and war), and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions, and such differences could be material.

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

The Adviser, as the valuation designee of the Company’s board of managers (the “Board”), pursuant to Rule 2a-5 under the 1940 Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. The Adviser applies a valuation policy approved by the Board that is consistent with ASC 820 (“Valuation Policy”). In accordance with the Valuation Policy, the Adviser evaluates the source of the inputs, including any markets in which the Company’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services, the Adviser subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 1, Level 2 or Level 3 investment.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective dividend payment dates rather than being paid in cash and generally become due at a certain trigger date. For the three months ended March 31, 2026, the Company held one investment that had contractual PIK interest that represented less than 1% of investment income. For the three months ended March 31, 2025, the Company did not hold any investments that have contractual PIK interest or PIK dividends.

Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Debt investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. When a debt investment is placed on non-accrual status, the Company ceases to recognize interest income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may determine to continue to accrue interest on a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments is generally applied to principal.

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

In accordance with the Company’s Memorandum, the Company will pay all initial organizational and offering expenses associated with the Private Offering of its Shares up to a maximum amount of 1.50% of aggregate Capital Commitments to the Company over the initial four-year period following the Initial Closing Date (the “Cap”). The Adviser will pay all organizational and offering expenses in excess of the Cap. Since inception through March 31, 2026, the Company has incurred $2.2 million of organizational and offering expenses. For the three months ended March 31, 2026 and 2025, the Company did not incur any organizational and offering expenses.

Deferred Financing Costs

Deferred financing costs are fees and other direct incremental costs incurred by the Company related to the closing or amendments of a debt borrowing. These costs are capitalized and amortized over the life of the related debt borrowing using the effective yield method or the straight-line method, which closely approximates the effective yield method. Deferred financing costs are generally presented as a reduction to the associated liability balance on the Consolidated Statements of Assets and Liabilities, except for deferred financing costs associated with line-of-credit arrangements which are included within Prepaid expenses and other assets as permitted under U.S. GAAP.

Expenses

Expenses are accrued in the period to which they are incurred. The Company will generally bear the following expenses, including but not limited to legal, tax, auditing, compliance, consulting and other professional expenses, the Management Fee, Incentive Compensation, and Administration Fee (each as described in “Note 3 – Related Party Transactions”), professional liability insurance and research and market data expenses. Generally, research and market data expenses will be allocated among the Company and other funds or accounts managed by the Adviser on a pro rata basis. However, the Adviser has authority to negotiate arrangements with other funds and accounts pursuant to which those funds and accounts will not bear such expenses, despite benefiting, directly or indirectly, from the applicable products and services by participating in investments that have been analyzed with the help of those resources. In such instances, the Company and other funds and accounts that have not entered into such arrangements with the Adviser will bear more than their respective pro rata share of the applicable expenses. The Adviser currently manages one separate account client that does not bear investment related research and data costs pursuant to such an arrangement.

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

The Company has adopted a Dividend Reinvestment Program (“DRP”), pursuant to which each Member of the Company (a “Member”) will receive dividends in the form of additional Shares unless they notify the Company that they instead desire to receive cash. As a result, if the Company’s Board authorizes, and the Company declares, a cash dividend, then the Members who have not “opted out” of the Company’s DRP will have their cash dividends automatically reinvested in additional Shares, rather than receiving the cash dividend.

Income Taxes

The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the fiscal year ended December 31, 2025, and intends to make the required distributions to its Members to qualify and maintain its ability to be taxed as a RIC.

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Company’s investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to timely distribute to its Members substantially all of our annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, it may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. So long as the Company qualifies for and maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to Members as dividends. Therefore, no provision for federal income taxes is recorded in the consolidated financial statements of the Company.

For periods prior to the effectiveness of the Company’s RIC election, the Company was subject to taxation as a corporation. There are no outstanding tax liabilities associated with such prior periods.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements, to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current period. All penalties and interest associated with income taxes, as applicable, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company recognizes accrued interest and penalties, as applicable, related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes. As of March 31, 2026 and December 31, 2025, there were no uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

Segment Reporting

The Company has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate current income and capital appreciation by investing primarily in senior secured loans. The chief operating decision maker (“CODM”) is the management committee of the Adviser. The CODM uses our net investment income (loss) and net increase (decrease) in net assets resulting from operations as reported in the Consolidated Statements of Operations to assess the Company’s performance and when allocating resources. Net Investment Income is comprised of total investment income (loss) and total net operating expenses, which are considered the key segment measures of profit or loss received by the CODM. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

For the three months ended March 31, 2026 and 2025, the Company incurred Management Fees of approximately $2.1 million and $1.5 million, respectively. As of March 31, 2026 and December 31, 2025, the Company had Management Fees payable of approximately $2.1 million and $1.8 million, respectively.

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

Prior to the occurrence of an Exchange Listing, the Income Incentive Fee is subject to a cap (the “Pre-Exchange Listing Incentive Fee Cap”). The Pre-Exchange Listing Incentive Fee Cap in respect of any quarter is an amount equal to 15% of the Pre-Incentive Fee Net Return during the relevant quarter.

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

For the three months ended March 31, 2026 the Company incurred and had payable $0.4 million of Income Incentive Fees. For the three months ended March 31, 2025, the Company did not incur any Income Incentive Fees.  As of March 31, 2026 and December 31, 2025, the incentive fee payable was approximately $0.4 million and $0.3 million, respectively.

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

For the three months ended March 31, 2026 and 2025, the Company did not incur any Capital Gains Incentive Fees.

Administration Agreement

Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and will provide the Company with clerical, bookkeeping, recordkeeping and other administrative services. The Administrator also performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to its investors and reports and other materials filed with the SEC. In addition, the Administrator assists the Company in determining and publishing its NAV, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its investors, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Additionally, under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance.

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

For the three months ended March 31, 2026 and 2025, the Company incurred Administration Fees of $0.3 million and $0.3 million, respectively. As of March 31, 2026 and December 31, 2025, the Company recorded Administration Fees payable of $0.3 million and $0.3 million, respectively.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026			December 31, 2025
			Net Unrealized			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)	Amortized Cost (1)	Fair Value	Gain (Loss)
First Lien Loans	$388,193	$387,669	$(524)	$316,665	$316,015	$(650)
Total	$388,193	$387,669	$(524)	$316,665	$316,015	$(650)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The geographic composition of investments based on fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
United States	99.2%	99.8%
Canada	0.8%	0.2%
Total	100.0%	100.0%

The industry composition of investments based on fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Healthcare & Pharmaceuticals	19.7%	19.8%
High Tech Industries	9.6%	11.5%
Media: Diversified & Production	9.6%	10.8%
Consumer Goods: Non-Durable	8.1%	10.0%
Hotel, Gaming & Leisure	9.6%	8.8%
Transportation: Cargo	5.8%	7.1%
Capital Equipment	4.5%	5.7%
FIRE: Insurance	4.6%	5.6%
Services: Business	8.1%	4.1%
Retail	3.1%	3.9%
Environmental Industries	3.1%	3.7%
FIRE: Finance	5.3%	3.5%
Automotive	1.6%	—
Aerospace & Defense	2.6%	—
Containers, Packaging & Glass	1.9%	2.0%
Chemicals, Plastics, & Rubber	1.5%	1.8%
Beverage, Food & Tobacco	1.3%	1.7%
Total	100.0%	100.0%

The interest rate composition of investments based on fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Floating	100.0%	100.0%
Fixed	—%	—%
Total	100.0%	100.0%

Andalusian Credit Rated JV I LLC

On March 23, 2026, the Company entered into a newly-formed joint venture, Andalusian Credit Rated JV I LLC (the “Rated JV”), with certain affiliates of Carlyle Global Credit Investment Management LLC (collectively, “Carlyle”) as members. The Rated JV is a Delaware limited liability company which commenced operations on April 1, 2026. The Rated JV’s investment objective is to generate current income and capital appreciation by investing primarily in senior secured middle-market loan assets and other cash-flow producing private credit assets, including through participations and other interests therein.

The Company and Carlyle have committed to invest up to an aggregate of $60 million in equity interests in the Rated JV, with the Company committing to invest up to $52.5 million in Class B Interests and Carlyle committing to invest up to an aggregate of $7.5 million in Class A Interests. The Rated JV, in connection with commencing operations, also issued four classes of delayed draw notes totaling $140 million rated by Morningstar DBRS to Carlyle (the “Rated Notes”), which have a final maturity date of March 23, 2038. Together the equity interest and Rated Notes commitments represent $200 million of capital. Pursuant to the terms of the Rated JV note indenture and governing agreements, distributable proceeds shall be made to holders of the Rated Notes and Class A Interests prior to distributions to the holders of the Class B Interests. The Rated JV’s business affairs are managed by its board of managers, which consists of four managers, with Carlyle and the Company each designating two managers.

The Company has determined that the Rated JV is an investment company as defined under ASC Topic 946, and generally investment companies are not consolidated. Further the Company does not control the Rated JV, due to the allocation of voting rights among the Rated JV members. As such the Company does not consolidate the Rated JV, and instead reports its investment in the Consolidated Schedule of Investments at fair value, using NAV per share as the practical expedient to determine fair value. As of March 31, 2026 as the Rated JV had not yet commenced operations, no amounts were included in the financial statements presented for the current period.

Note 5. Fair Value Measurements

The following tables summarize the Company’s investments, measured at fair value by the fair value hierarchy levels, as of March 31, 2026 and December 31, 2025.

(In thousands)	As of March 31, 2026
Assets	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$—	$387,669	$387,669
Cash Equivalents	24,262	—	—	24,262
Total	$24,262	$—	$387,669	$411,931

(In thousands)	As of December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$—	$316,015	$316,015
Cash Equivalents	17,082	—	—	17,082
Total	$17,082	$—	$316,015	$333,097

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended March 31, 2026 and 2025, there were no transfers between levels.

The following tables present a summary of changes in fair value of Level 3 assets by investment type for the three months ended March 31, 2026 and 2025:

	First Lien
(In thousands)	Loans	Total
Fair Value as of December 31, 2025	$316,015	$316,015
Purchases	90,211	90,211
Accretion of discount and fees (amortization of premium), net	275	275
Proceeds from principal repayments	(18,991)	(18,991)
Accretion of paid-in-kind interest	33	33
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	126	126
Balance as of March 31, 2026	$387,669	$387,669
Net unrealized gain (loss) on Level 3 investments still held as of March 31, 2026	$113	$113

	First Lien
(In thousands)	Loans	Total
Fair Value as of December 31, 2024	$91,188	$91,188
Purchases	28,046	28,046
Accretion of discount and fees (amortization of premium), net	99	99
Proceeds from principal repayments	(7,362)	(7,362)
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	(335)	(335)
Balance as of March 31, 2025	$111,636	$111,636
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of March 31, 2025	$(330)	$(330)

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2026 and December 31, 2025:

(In thousands)	Fair Value as of	Valuation Techniques/	Unobservable	Range		Weighted
Investment Type	March 31, 2026	Methodologies	Input	Low	High	Average (1)
First Lien Loans	$78,921	Recent Transaction	Transaction Price	98.51%	100.00%	99.16%
	308,748	Income - Yield Analysis	Discount Rate	8.08%	15.67%	10.00%
Total	$387,669
(1)The weighted average is calculated based on the fair value of each investment.

		Valuation
(In thousands)	Fair Value as of	Techniques/	Unobservable	Range		Weighted
Investment Type	December 31, 2025(1)	Methodologies	Input	Low	High	Average (1)
First Lien Loans	$42,366	Recent Transaction	Transaction Price	98.50%	99.88%	99.41%
	273,649	Income - Yield Analysis	Discount Rate	8.25%	15.20%	10.02%
Total	$316,015
(1)	The weighted average is calculated based on the fair value of each investment.

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

Note 6. Borrowings

The Company, pursuant to approval received in August 2023 from the initial Member, is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met).  As of March 31, 2026, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 557%.  The asset coverage ratio was not applicable for the three months ended March 31, 2025 since there was no debt outstanding for the period.

As of March 31, 2026 and December 31, 2025, the Company had the following available and outstanding debt:

	As of
	March 31, 2026
	Total	Principal	Carrying
(in thousands)	Available (2)	Outstanding	Value (1)
CIBC Credit Facility	$50,000	$45,000	$45,000
Goldmans Sachs Credit Facility	200,000	30,000	30,000
Total	$250,000	$75,000	$75,000

	December 31, 2025
	Total	Principal	Carrying
(in thousands)	Available (2)	Outstanding	Value (1)
CIBC Credit Facility	$50,000	$—	$—
Total	$50,000	$—	$—
(1)	All carrying values represent the approximate fair values and represent level 3 assets.
(2)	Availability subject to the Company meeting the borrowing base requirements.

For the three months ended March 31, 2026 and 2025, the components of interest expense and other financing costs were as follows:

	Three months ended	Three months ended
(In thousands)	March 31, 2026	March 31, 2025	(1)
Interest expense	$285	$—
Unused commitment fee	78	66
Utilization fee	50	—
Amortization of deferred financing costs	84	82
Agency fee	4	—
Total interest expense and credit facility fees	501	148
Average principal debt outstanding	$19,522	$—
Weighted average interest rate	5.71%	—%

(1)	No amounts were drawn during the three months ended March 31, 2025.

As of March 31, 2026 and December 31, 2025, the components of interest and other financing costs payable were as follows:

	As of	As of
(In thousands)	March 31, 2026	December 31, 2025
Deferred financing cost payable	$104	$213
Unused commitment fee payable	61	6
Utilization fee payable	50	—
Interest expense payable	218	—
Agency fee payable	4	—
Total interest expense and credit facility fees payable	$437	$219

As of March 31, 2026, the unamortized balance of financing costs of $2.2 million is deferred and included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities.

CIBC Credit Facility

On December 12, 2025, the Company, through a special purpose wholly owned subsidiary, ACC Financing SPV II, LLC, as borrower, entered into a $50 million revolving credit facility with CIBC Bank USA (the “CIBC Credit Facility”) as administrative agent, and the financial institution as lenders party thereto. The CIBC Credit Facility matures on December 12, 2026, and includes an accordion provision to increase the total facility amount to $150 million, subject to certain customary conditions. The CIBC Credit Facility refinanced the prior $75 million CIBC facility entered into directly by the Company on December 13, 2024 which matured on December 13, 2025. The Company’s obligations under the CIBC Credit Facility are secured by the Company’s ability to draw capital from its investors, the Capital Commitments and Capital Contributions of such investors, the bank accounts into which such capital contributions are funded and any other assets.

Interest rates under the CIBC Credit Facility are determined by the appropriate benchmark rate (SOFR, Prime) as applicable for the type of borrowing plus an applicable margin adjustment which can range from 1.90% to 2.00% per annum for SOFR and 0.90% to 1.00% for Prime subject to certain conditions.

In connection with the CIBC Credit Facility, the Company has made certain representations and warranties and must comply with various customary covenants and reporting requirements. The CIBC Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, the Administrative Agent, at the request of the required lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the CIBC Credit Facility immediately due and payable. The Company was in compliance with all covenants and other requirements under the CIBC Credit Facility as of March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, under the CIBC Credit Facility, the unused portion and amount available to draw was $5 million and $50 million, respectively, subject to certain conditions.

Goldman Sachs Credit Facility

On March 11, 2026, the Company, through a special purpose wholly owned subsidiary, ACC Financing SPV I, LLC, as borrower, entered into a $200 million revolving credit facility with Goldman Sachs Bank USA (the “ GS Credit Facility”), as syndication agent and as calculation agent, the Company as collateral manager, GS ASL LLC as administrative agent, Computershare Trust Company N.A., as collateral agent, collateral custodian and collateral administrator, and the various financial institutions as lender parties. The GS Credit Facility matures on March 10, 2031, and includes an accordion provision to increase the total facility amount, subject to certain customary conditions and facility maximum. Interest rates under the GS Credit Facility are determined by the appropriate benchmark rate (SOFR, Base Rate) as applicable for the type of borrowing plus an applicable margin of 2.15% per annum for SOFR.

In connection with the GS Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. The GS Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, the administrative agent, at the request of the requisite lenders, may terminate the commitments and declare the loans and all other obligations under the GS Credit Facility immediately due and payable. The Company was in compliance with all covenants and other requirements under the GS Credit Facility as of March 31, 2026.

The obligations of ACC Financing SPV I, LLC to the lenders under the GS Credit Facility are secured by a first priority security interest in all of ACC Financing SPV I, LLC’s portfolio investments and other assets.

As of March 31, 2026, the unused portion and amount available to draw under the GS Credit Facility was $170 million, subject to certain conditions.

Note 7. Commitments and Contingencies

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2026 the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

As of March 31, 2026 and December 31, 2025, the Company had the following unfunded commitments:

(In thousands)		Par as of	Par as of
Company	Investment	March 31, 2026	December 31, 2025
Ag Bells LLC	First Lien Revolving Loan	1,537	$1,537
Allworth Financial Group, L.P.	First Lien Delayed Draw Term Loan	1,826	2,344
Allworth Financial Group, L.P.	First Lien Revolving Loan	261	261
Alpha Aesthetics Partners Opco, LLC	First Lien Delayed Draw Term Loan	7,676	10,966
Alpha Aesthetics Partners Opco, LLC	First Lien Revolving Loan	2,742	2,742
Ampler QSR Holdings LLC	First Lien Revolving Loan	2,212	2,212
Arax Midco, LLC	First Lien Delayed Draw Term Loan	—	2,438
Axiometrix Solutions Portfolio Co.	First Lien Revolving Loan	1,062	1,859
Barricade Holdings, LLC	First Lien Delayed Draw Term Loan	7,179	—
Irving Parent, Corp.	First Lien Revolving Loan	2,276	2,276
Komline-Sanderson Group, Inc.	First Lien Revolving Loan	1,745	1,364
Kids Empire USA LLC	First Lien Delayed Draw Term Loan	8,826	—
Mood Media Borrower, LLC	First Lien Revolving Loan	1,201	1,201
OneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	609	610
OneZero Financial Systems, LLC	First Lien Revolving Loan	656	656
Pediatric Home Respiratory Services, LLC	First Lien Delayed Draw Term Loan	2,730	2,730
Pediatric Home Respiratory Services, LLC	First Lien Revolving Loan	1,213	1,517
Rostrum Records, LLC	First Lien Delayed Draw Term Loan	2,388	3,118
StrategyCorps, LLC	First Lien Delayed Draw Term Loan	2,274	2,274
StrategyCorps, LLC	First Lien Revolving Loan	938	995
UKi Buyer LLC	First Lien Delayed Draw Term Loan	15,380	—
UKi Buyer LLC	First Lien Revolving Loan	3,845	—
VTC Buyer Corp.	First Lien Delayed Draw Term Loan	935	935
VTC Buyer Corp.	First Lien Revolving Loan	863	1,308
Xposure Music Holdings Inc.	First Lien Delayed Draw Term Loan	14,100	16,750
Xposure Music Holdings Inc.	First Lien Revolving Loan	2,500	2,500
Total Unfunded Debt Commitments(1)		86,974	62,593
Investment Vehicles:(2)
Andalusian Credit Rated JV I LLC		52,500	52,500
Total Unfunded Commitments in Investment Vehicles		52,500	52,500
Total Unfunded Commitments		$139,474	$115,093
(1)	The Adviser’s determination of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(2)	For investment vehicles, the amount represents uncalled capital commitments in the Rated JV.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026 and December 31, 2025, the Company is not aware of any pending or threatened litigation. Additionally, in the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2026 and December 31, 2025 for any such exposure.

Note 8. Net Assets

Unregistered Sales of Equity Securities

As of March 31, 2026 the Company had the authority to issue an unlimited number of Shares at $0.001 par value per Share. The following table summarizes the Company’s Share issuances since inception through March 31, 2026.

(In thousands, except for shares and per share data)
Share Issuance Date	Shares Issued	Proceeds Received	Price per Share
June 30, 2023	50	$1	$20.00
November 14, 2023	171,824	3,436	20.00
February 13, 2024	973,655	19,473	20.00
April 15, 2024	2,482,469	38,892	15.67
September 3, 2024	2,901,546	44,013	15.17
December 2, 2024	3,333,813	50,543	15.16
March 3, 2025	3,375,974	51,358	15.21
June 24, 2025	2,003,675	30,679	15.31
August 29, 2025 (1)	40,707	624	15.33
September 29, 2025	1,991,586	30,592	15.36
November 21, 2025 (1)	58,585	901	15.38
December 11, 2025	3,641,168	56,039	15.39
December 22, 2025	1,318,568	20,306	15.40
January 26, 2026 (1)	88,156	1,341	15.22
March 30, 2026 (1)	69,340	1,056	15.22
Total	22,451,116	$349,254	$15.56

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

As of March 31, 2026 and December 31, 2025, the Company had 22,451,116 and 22,293,620 Shares outstanding, respectively. As of March 31, 2026, the Company had $509.1 million of Capital Commitments, of which $162.9 million remained undrawn. As of December 31, 2025, the Company had $509.2 million of Capital Commitments, of which $162.9 million remained undrawn.

Distributions

The following table reflects distributions declared, per share, by the Board for the year ended December 31, 2025 and the three months ended March 31, 2026.

Dividend Type	Date Declared	Record Date	Payment Date	Per Share Amount
Base	August 6, 2025	August 15, 2025	August 29, 2025	$0.11
Base	November 5, 2025	November 14, 2025	November 21, 2025	0.11
Supplemental	November 5, 2025	November 14, 2025	November 21, 2025	0.03
Special	December 22, 2025	December 31, 2025	January 26, 2026	0.18
	Total			0.43

Base	March 3, 2026	March 13, 2026	March 30, 2026	0.11
Supplemental	March 3, 2026	March 13, 2026	March 30, 2026	0.03
	Total			$0.14

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

During the three months ended March 31, 2026 and 2025, the Company did not repurchase any Shares.

Note 9. Earnings Per Share

The Company computes earnings per Share in accordance with ASC 260, Earnings Per Share. Basic and diluted earnings per Share was calculated by dividing net increase / (decrease) in net assets resulting from operations by the weighted average number of Shares outstanding for the period. The following table sets forth the computation of basic and diluted earnings per Share for the three months ended March 31, 2026 and 2025:

	Three months ended	Three months ended
	March 31,	March 31,
(In thousands, except for Shares and per Share data)	2026	2025
Net increase (decrease) in net assets resulting from operations	$4,368	$387
Weighted average shares outstanding	22,358,829	10,951,171
Basic and diluted net increase (decrease) in net assets resulting from operations per share	$0.20	$0.04

Note 10. Tax Matters

The Company met the criteria to qualify and intends to elect to be treated as a RIC for the period ended December 31, 2025, and intends to continue to qualify annually as a RIC for U.S. federal income tax purposes. So long as the Company qualifies and maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to Members as dividends. As such, no income taxes were accrued for the three months ended March 31, 2026.

Upon the Company’s qualification as a RIC, depending on the level of taxable income earned in a tax year, the Company can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company will accrue excise tax on estimated excess taxable income.

Taxable income for the periods presented appears as follows:

	Three months ended	Year ended
(In thousands, except shares)	March 31, 2026	December 31, 2025
Taxable income	$4,227	$7,942
Taxable income, per share	0.19	0.55
Taxable net realized gains (losses)	—	88
Taxable net realized gains, per share	—	0.01
Weighted average shares of common stock outstanding	22,358,829	14,502,666

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. Further, the character of income and gains that the Company distributes is determined in accordance with U.S. income tax regulations that may differ from U.S. GAAP. Book and tax basis differences relating to Member distributions and other permanent book and tax differences are reclassified to paid-in capital.

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

Note 11. Financial Highlights

The following table presents the schedule of financial highlights of the Company for the three months ended March 31, 2026 and 2025

	Three months ended	Three months ended
	March 31,	March 31,
(In thousands, except shares)	2026	2025
Per share data:*
Net asset value at beginning of period	$15.22	$15.18
Net investment gain (loss)	0.19	0.07
Net unrealized appreciation (depreciation)	0.01	(0.03)
Net increase (decrease) in net assets resulting from operations	0.20	0.04
Issuance of Shares(1)	—	—
Distributions declared	(0.14)	—
Net asset value at end of period	$15.28	$15.22

Shares outstanding at end of period	22,451,116	13,239,331
Weighted average net assets	$341,216	$175,622
Weighted average shares outstanding	22,358,829	10,951,171
Total return based on net asset value (2)	1.32%	0.26%

Supplemental Data/Ratio:*
Net assets at end of period	$343,032	$201,495
Ratio of total expenses to average net assets	5.10%	6.01%
Ratio of net expenses after waivers to average net assets	5.10%	6.01%
Ratio of net investment income to average net assets	5.04%	1.67%
Portfolio turnover	8.04%	10.34%
Average debt per share outstanding	$0.87	$—
Average debt outstanding	19,522	—
Asset coverage ratio	557.38%	—%

*	Adjusted for the difference between certain per share data presented using the shares outstanding as of the period end or transaction date and the weighted average shares outstanding.
(1)	The per Share data was derived by using the weighted average Shares outstanding during the applicable period, except for distributions declared, as applicable, which reflects the actual amount per Share for the applicable period.
(2)	Calculated as the change in NAV per share during the respective periods, assuming distributions, if any, are reinvested in accordance with the Company’s distribution reinvestment plan.

Note 12. Subsequent Events

Distribution Declaration

On May 11, 2026, the Board declared a cash distribution of $0.11 per Share and a supplemental cash distribution of $0.03 per Share to be paid on May 28, 2026 to Members of record as of May 18, 2026.

Rated JV Commenced Operations

On April 1, 2026, the Rated JV commenced operations, calling and drawing $102 million of total capital. As part of the initial close, the Company funded $32.9 million by contributing $30.4 million of assets in-kind and $2.5 million in cash. In addition, the Company with the approval of the Board sold approximately $70.6 million of assets to the Rated JV in exchange for cash. The cash was used to pay down the CIBC Credit Facility and fund new investments.

Investment Activity

Subsequent to March 31, 2026, through May 14, 2026 the Company closed approximately $150.5 million of new commitments, representing $113.5 million of gross principal fundings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Andalusian Credit Company, LLC and its wholly-owned subsidiaries (“ACC,” “we,” “ us,” “ our,” or the “ Company”) and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2025 in “Part I – Item 1A. Risk Factors”. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements, and undue reliance should not be placed thereon. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●Our, or our portfolio companies’, future business, operations, operating results or prospects;
●	the return or impact of current and future investments;
●the effect of investments that we expect to make and the competition for those investments;
●the timing of cash flows, if any, from the operations of our portfolio companies;
●the impact of fluctuations in interest rates on our business;
●the valuation of any investments in portfolio companies, particularly those having no liquid trading market;
●our ability to recover unrealized depreciation on investments;
●	the ability of the Andalusian Credit Partners, LLC to locate suitable investments for us and to monitor and administer our investments;
●our expected financings and investments;
●	the ability of the Adviser to manage and support our investment process;
●our informal relationships with third parties including sponsor parties in the middle-market;
●our current and future management structure;
●the adequacy of our financing sources and working capital;
●our ability to access debt markets and equity markets;
●the timing, form and amount of any distributions;
●	changes to the anticipated timing or manner of liquidity events;
●the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the occurrence and impact of macro-economic developments (for example, global pandemics, natural disasters, terrorism, international conflicts and war) on us and our portfolio companies;
●our ability to operate as a BDC;
●	our ability to qualify and maintain qualification as a RIC, under the Code and as a BDC;
●	the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, governing our operations or the operations of our portfolio companies or the operations of our competitors;
●	actual and potential conflicts of interest with the Adviser, and its affiliates;
●	restrictions on our ability to enter into transactions with our affiliates;
●the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
●the impact of cybersecurity risks, cyber incidents, corruption of confidential information on us or our portfolio companies; and
●	our ability to comply with legal requirements, contractual obligations and industry standards relating to security, data protection and privacy.

Although we believe the forward-looking statements included in this quarterly report on Form 10-Q are based on reasonable assumptions, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. The factors listed under “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2025, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

These forward-looking statements apply only as of the date of this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.  However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the United States Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Because we are an investment company, the forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

As of March 31, 2026, we have raised and received Capital Commitments of  approximately $509.1 million of which $162.9 million was undrawn as of March 31, 2026. Since we began our investment activities in February 2024 through March 31, 2026, we have originated approximately $535.2 million aggregate principal commitments to over 40 portfolio companies.

Portfolio Composition

As of March 31, 2026 and December 31, 2025, the total value of our investment portfolio was $387.7 million and $316.0 million, respectively. As of March 31, 2026 and December 31, 2025, we had investments in 35 and 29 portfolio companies, respectively. As of March 31, 2026 and December 31, 2025, none of our portfolio companies represented greater than 10% of the total fair value of our investment portfolio.

The following table summarizes certain characteristics of our investment portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Number of investments	61	53
Number of portfolio companies	35	29
Percentage of total investment fair value
First-lien term loans	100.0%	100.0%
Percentage of debt investment fair value
Floating rate (1)	100.0%	100.0%
Fixed interest rate	—%	—%
Weighted Average Yield (2)	9.5%	9.5%
Weighted Average Spread (3)	5.4%	5.5%
(1)	Primarily subject to interest rate floors.
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

Investment Activity

Our portfolio activity for the three months ended March 31, 2026 and 2025 was comprised of the following (in thousands):

	March 31, 2026	March 31, 2025
Investment Commitments	$115,041	$35,500

Investment Fundings:
New portfolio company	78,821	27,208
Existing portfolio company	11,390	838
Total Investment Fundings	$90,211	$28,046
Investment Repayments	18,991	7,362
Total Net Investment Activity	$71,220	$20,684

Macroeconomic Market Developments

The capital markets are subject to fluctuations caused by various external factors such as changes in the inflationary environment, interest rate movements, concerns over economic growth, changes to U.S. tariff and import/export regulations, uncertainty and disruption caused by geopolitical events, among other factors. These macroeconomic developments are outside our control and could require us to adjust our plan of operations, and impact our financial position, results of operations or cash flows in the future. We monitor macroeconomic market developments and their related impact to our business, including impacts to our portfolio companies, due diligence and underwriting processes, and the broader financial markets.

Our investment portfolio is currently focused on industries and sectors that are generally expected to be more resilient to U.S. and global economic cycles. While our portfolio is not immune to the impact of macroeconomic events, we believe the Company and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board can predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. For additional information, refer to “Part I - Item 1A. Risk Factors” in our Form 10-K filed on March 12, 2026.

Portfolio Monitoring

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

For investments graded 3, 4, or 5, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The Investment Team will review the investment credit risk more frequently, no less than monthly, and may perform additional research on areas of concern with the objective of early intervention with the portfolio company to avoid further deterioration. The Adviser reviews our investment ratings in connection with our quarterly valuation process. The following table summarizes the internal performance ratings assigned as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
		Percentage of		Percentage of
Internal Performance Rating	Fair Value	Total Investments	Fair Value	Total Investments
1	$10,000	2.58%	$12,995	4.11
2	359,933	92.84	303,020	95.89%
3	17,736	4.58	—	—
4	—	—	—	—
5	—	—	—	—
Total	$387,669	100.00%	$316,015	100.00%

As of March 31, 2026 and December 31, 2025, our debt investments had a weighted average investment grading of 2.0 and 2.0 on a cost basis, respectively. Changes in a portfolio company’s investment grading may be a result of changes in a portfolio company’s performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or are underperforming relative to their respective business plans. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company’s investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event.

Non-accrual Investments

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. When a Loan is placed on non-accrual status, the Company ceases to recognize interest income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may determine to continue to accrue interest on a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal. As of March 31, 2026 and December 31, 2025, there were no loans placed on non-accrual status.

Results of Operations

The selected financial data has been derived from our unaudited consolidated financial statements, which are included elsewhere in this quarterly report on Form 10-Q.  The following table sets forth our financial data for the three and three months ended March 31, 2026 and 2025 (in thousands).

	Three months	Three months
	ended	ended
	March 31, 2026	March 31, 2025
Total investment income	$8,533	$3,324
Less: Operating expenses	4,291	2,602
Net investment income (loss)	4,242	722
Net change in unrealized appreciation (depreciation)	126	(335)
Net increase in net assets resulting from operations	$4,368	$387

Investment Income

Our investment income is primarily comprised of interest income and fees from our debt investments. Interest income from investments for the three months ended March 31, 2026 and 2025 totaled approximately $8.5 million and $3.3 million, respectively. The increase in interest income from investments for the three months ended March 31, 2026 is primarily attributable to an increase in the weighted average principal held during the period. Note that in some cases, our debt investments may pay PIK interest. During the three months ended March 31, 2026 the Company earned less than $0.1 million in PIK interest. No PIK interest was earned in the three months ended March 31, 2025.

Interest income on cash and cash equivalents primarily relates to cash held in money market accounts, which the three months ended March 31, 2026 and 2025 totaled approximately $0.1 million and $0.7 million, respectively. Cash is held for investment purposes and as needed held to ensure the portfolio remains in compliance with RIC diversification requirements.

Operating Expenses

Our operating expenses are comprised of management, incentive, and administration fees, professional and legal fees, interest and other financing fees, offering expenses, and general and administrative expenses. During the three months ended March 31, 2026 and 2025, our operating expenses totaled approximately $4.3 million and $2.6 million, respectively.

Management, Incentive, and Administration Fees

During the three months ended March 31, 2026 and 2025, management fees totaled approximately $2.1 million and $1.5 million, respectively. Management fees increased during the three month period ended March 31, 2026 primarily due to an increase in total assets as of March 31, 2026.

During the three months ended March 31, 2026 incentive fees earned by the Adviser totaled approximately $0.4 million. No incentive fees were earned during the three months ended March 31, 2025. Incentive fees increased for the three months ended March 31, 2026 primarily due to outperformance of net investment income above the target hurdle, as calculated each quarter in arrears.

During the three months ended March 31, 2026 and 2025, administration fees totaled approximately $0.3 million and $0.3 million, respectively. Administration fees are charged on capital commitments.

Refer to “Note 3. – Related Party Agreements – Advisory Agreement” in the notes to our consolidated financial statements for additional discussion related to management, incentive fees, and administration fees.

Professional and Legal Fees

Professional fees include audit, tax, valuation and other professional fees incurred related to the management of the Company. During the three months ended March 31, 2026 and 2025, professional and legal fees totaled approximately $0.6 million and $0.4 million, respectively. Professional fees increased primarily due to an increase in audit, tax and valuation expenses.

Interest and Other Financing Expenses

Interest and other financing expenses relates to interest and costs associated with our debt borrowings. During the three months ended March 31, 2026 and 2025, interest expenses totaled approximately $0.4 million and $0.1 million, respectively. During the three months ended March 31, 2026 and 2025, other financing costs totaled approximately $0.1 million and $0.1 million, respectively.

For the three months ended March 31, 2026 and 2025 average borrowings outstanding were approximately $19.5 million and $0.0 million, respectively. The weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2026 and 2025 was 5.71% and 0.00%, respectively. See Note 6 – Borrowings, for more information.

Other Expenses

Other expenses includes board fees, certain allocated technology, research, other regulatory and compliance expenses, and excise taxes incurred related to the management of the Company. During the three months ended March 31, 2026 and 2025, other expenses totaled approximately $0.4 million and $0.2 million, respectively.  The increase in other expenses was driven by an increase in transfer agent, compliance and technology related costs.  These other expenses are included as part of general and administrative expenses.

Distributions

On March 3, 2026, the Board declared a cash distribution of $0.14 per share paid on March 30, 2026 to Members of record as of March 13, 2026. On March 30, 2026 the Company distributed $2.1 million in cash and $1.0 million in the form of 69,340 shares at a price of $15.22 per share in connection with the Company’s DRP.

The character of income and gains that the Company distributes is determined in accordance with U.S. income tax regulations that may differ from U.S. GAAP. Book and tax basis differences relating to Member dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code for the tax period ended December 31, 2025 and intend to maintain qualification as a RIC annually thereafter. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Members in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income, if any for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the required distributions to our Members, which generally relieves us from U.S. federal income taxes at corporate rates to the extent of such distributions. For periods prior to the effectiveness of our RIC election, we expect to be taxed as a corporation. It is not anticipated that we will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the three months ended March 31, 2026.

Upon our qualification as a RIC, depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. As of March 31, 2026, no accrual for excise taxes was considered necessary.

Net Change in Unrealized Appreciation and Depreciation

The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by the Adviser, in its capacity as our valuation designee under Rule 2a-5 under the 1940 Act, in accordance with valuation policies and procedures that were approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Investment valuation appreciation (depreciation)	$113	$(330)
Reversal of prior period net change in unrealized (appreciation) depreciation upon a realization event	13	(5)
Total Net change in unrealized appreciation (depreciation)	$126	$(335)

For the three months ended March 31, 2026 the net change in unrealized appreciation was primarily related to appreciation of our debt investments due to an increase in market values specific to the portfolio companies. For the three months ended March 31, 2025 the net change in unrealized depreciation was primarily related to depreciation of our debt investments due to an increase in market discount rates.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived from investor drawdowns, debt borrowings and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur.

We have used, and expect to continue to use, the proceeds from the turnover of our portfolio and from private offerings of shares to finance our investment objectives. We may also raise additional equity or debt capital through private offerings of securities, by securitizing a portion of our investments. As noted in Note 1. Organization, we are conducting, on a continuous basis, a private offering of our limited liability company interests, at par value $0.001 per share, to accredited investors, as defined in Regulation D under the Securities Act in reliance on exemptions from the registration requirements of the Securities Act. Shares are offered for subscription continuously, pursuant to the terms set forth in our confidential private placement memorandum as may be amended, amended and restated, and/or supplemented from time to time. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “Macroeconomic Market Developments” section above.

As of March 31, 2026 the Company had received Capital Commitments of $509.2 million of which $162.9 million was undrawn.

During the three months ended March 31, 2026 we principally funded our operations from (i) cash receipts from interest and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments, and (iii) borrowings under our debt facilities.

During the three months ended March 31, 2026 our operating activities used $66.7 million of cash and cash equivalents, compared to $20.1 million used during the three months ended March 31, 2025. The $46.6 million increase in cash used in operating activities was primarily due to increased purchases of investments of approximately $62.2 million, offset by repayments received from investments of $11.6 million.

During the three months ended March 31, 2026 our financing activities provided $68.1 million of cash, compared to $51.4 million provided during the three months ended March 31, 2025. The $16.7 million increase in cash flows from financing activities was primarily the result of debt borrowings during the three months ended March 31, 2026, compared to none during the three months ended March 31, 2025.  During the three months ended March 31, 2025, our financing activities were principally funded from proceeds received through issuance of shares. None were issued during the three months ended March 31, 2026. Additionally, during the three months ended March 31, 2026, the Company paid out distributions of $4.7 million, compared to none during the three months ended March 31, 2025.

Available liquidity and capital resources as of March 31, 2026

As of March 31, 2026, we had $28.9 million of cash and cash equivalents, $175.0 million of availability through our credit facilities, and undrawn Capital Commitments of $162.9 million. As of March 31, 2026, we believed we had adequate financial resources to satisfy unfunded investment commitments of $139.5 million and ample liquidity to support our near-term capital requirements. We will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the Company’s circumstances and considering the macroeconomic environment.

The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On August 1, 2023, the Company received approval from ACP, as the Company’s sole initial Member, for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective August 2, 2023, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2026, the Company’s asset coverage ratio was 557.4%. The Company had no debt outstanding as of December 31, 2025.

Share Issuances

As of March 31, 2026 the Company had the authority to issue an unlimited number of Shares at $0.001 par value per Share.

Since inception through March 31, 2026 the Company has issued 22,194,328 shares receiving $345.4 million in cash proceeds.  Additionally, the Company has issued 256,788 DRP shares with an implied value of $3.9 million.

The sales of the Shares were made pursuant to subscription agreements entered into by the Company with its investors, as described in “Note 8. Net Assets” in the notes to our consolidated financial statements and appearing elsewhere in this report, with the exception of Shares issued pursuant to the DRP. As of March 31, 2026 and December 31, 2025, the Company had 22,451,116 and 22,293,620 Shares outstanding, respectively.

Commitments and Obligations

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. As of March 31, 2026 and December 31, 2025, the Company had unfunded commitments to investments totaling approximately $139.5 million and $62.6 million, respectively.

Related Party Transactions

As detailed in “Note 3. Related Party Transactions”, in the notes to the consolidated financial statements, we have entered into a number of business relationships with affiliated or related parties, including the Advisory Agreement and the Administration Agreement. In addition to the aforementioned agreements, the Company has received an exemptive order from the SEC that permits the Company, Adviser and certain of its affiliates to co-invest with other funds managed by the Adviser and its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. On an ongoing basis, management evaluates its estimates and assumptions, which are based on the information that is currently available to them, historical experience and on various other inputs and assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. For a description of our critical accounting policies, refer to “Note 2. Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this report. We consider the most significant accounting policies to be those related to our of Investments at Fair Value, Fair Valuation Measurements, and Income Recognition. The valuation of investments is our most significant critical estimate. The most significant input to this estimate is the discount interest rate, which includes the hypothetical market yield plus premium or discount adjustment, used in determining the fair value of our debt investments.

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

As of March 31, 2026 100.0% of our debt investments based on fair value bear interest at floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 1.39%. The CIBC Credit Facility bears interest at floating rates with no interest rate floor.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026 assuming there are no changes in our investment and borrowing structure, the following table shows the approximate annualized impact on net interest income, of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments) (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$11,766	$(2,250)	$9,516
Up 200 basis points	7,844	(1,500)	6,344
Up 100 basis points	3,922	(750)	3,172
Down 100 basis points	(3,922)	750	(3,172)
Down 200 basis points	(7,844)	1,500	(6,344)
Down 300 basis points	(11,766)	2,250	(9,516)

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

(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition, and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There have been no material changes since the filing of the Company’s Annual Report on Form 10-K with the SEC on March 12, 2026 to the risk factors previously disclosed therein. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

The Company did not repurchase any of its equity securities during the three months ended March 31, 2026.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026 none of the Company’s managers or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.Exhibits

Number	Exhibit
3.1	Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 12, 2026).
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
*	Filed Herewith.
**	Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Andalusian Credit Company, LLC

Date: May 14, 2026	By:	/s/ Moses Awe
Moses Awe
Chief Financial Officer
(Principal Financial and Accounting Officer)