Form 10-Q
period 2026-06-30
Andalusian Credit Company, LLC
filed 2026-08-14
CIK 1979306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2026

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

As of August 14, 2026, the registrant had 22,520,430 Shares, $0.001 par value per Share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Andalusian Credit Company, LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	June 30,
	2026	December 31,
	(unaudited)	2025
Assets:
Investments at fair value
Non-controlled non-affiliated investments (cost $418,576 and $316,665, respectively)	$417,172	$316,015
Controlled affiliated investments (cost $34,596 and $0, respectively)	34,617	—
Total investments at fair value (cost $453,172 and $316,665, respectively)	451,789	316,015
Cash	14,935	10,487
Cash equivalents	5,997	17,082
Interest receivable	2,879	2,523
Prepaid expenses and other assets	3,872	533
Total assets	$479,472	$346,640

Liabilities:
Debt (net of deferred financing costs of $-, and $-, respectively)	$130,000	$—
Distribution payable	—	4,013
Management fees payable	2,323	1,807
Incentive fee payable	329	344
Administration fees payable	318	318
Professional fees payable	580	298
Interest and credit facility fees payable	543	219
Legal fees payable	431	127
Due to affiliate	147	67
Board fees payable	107	-
Accounts payable and accrued expenses	244	47
Total liabilities	$135,022	$7,240

Commitments and contingencies (Note 7)

Net assets:
Shares, par value $0.001 (22,520,430 and 22,293,620 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	$22	$22
Paid-in-capital in excess of par value	343,498	340,042
Distributable earnings (loss)	930	(664)
Total net assets	$344,450	$339,400
Total liabilities and net assets	$479,472	$346,640
Net asset value per share	$15.30	$15.22

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three	Three	Six	Six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Investment Income:
Interest income from non-controlled/non-affiliated investments	$9,593	$3,212	$18,006	$5,852
Interest from cash and cash equivalents	107	868	219	1,553
Other income	8	—	16	—
Total investment income	9,708	4,080	18,241	7,405

Expenses:
Management fees	$2,323	$1,536	$4,408	3,084
Interest expense and other financing costs	1,544	149	2,045	297
Professional fees	247	221	585	358
Administration fees	318	318	636	635
General and administrative expenses	346	172	628	298
Legal fees	197	219	479	438
Incentive fees	329	—	694	—
Board fees	111	107	231	215
Total operating expenses	5,415	2,722	9,706	5,325
Net investment income (loss)	4,293	1,358	8,535	2,080

Net realized gain (loss)
Net realized gain (loss) on non-controlled non-affiliated investments	69	—	69	—
Net realized gain (loss)	69	—	69	—

Net change in unrealized appreciation (depreciation)
Net change in unrealized appreciation (depreciation) from controlled affiliated investments	21	—	21	—
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	(880)	37	(754)	(298)
Net change in unrealized appreciation (depreciation) from investments	(859)	37	(733)	(298)
Net increase (decrease) in net assets resulting from operations	$3,503	$1,395	$7,871	$1,782

Per share data:
Net investment income (loss) per share	$0.19	$0.10	$0.38	$0.17
Net increase (decrease) in net assets resulting from operations per share	$0.16	$0.10	$0.35	$0.15
Weighted average shares outstanding	22,477,014	13,393,460	22,418,248	12,179,062

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except share

data)

	Shares
			Paid in	Distributable
	Share	Par	Capital in	Earnings	Total Net
	Amount	Amount	Excess of Par	(Loss)	Assets
Balance at December 31, 2024	9,863,357	$10	$155,066	$(5,327)	$149,749

Operations:
Net investment income (loss)	—	—	—	2,080	2,080
Net change in unrealized appreciation (depreciation)	—	—	—	(298)	(298)
Net increase (decrease) in net assets resulting from operations	—	—	—	1,782	1,782

Capital transactions:
Proceeds from issuance of shares	5,379,649	5	82,033	—	82,038
Net increase (decrease) in net assets resulting from capital share transactions	5,379,649	5	82,033	—	82,038
Total increase (decrease) for the six months ended June 30, 2025	5,379,649	5	82,033	1,782	83,820
Balance at June 30, 2025	15,243,006	$15	$237,099	$(3,545)	$233,569

	Common Stock
			Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Total Net Assets
Balance at March 31, 2025	13,239,331	$13	$206,421	$(4,940)	$201,494

Operations:
Net investment income (loss)	—	—	—	1,358	1,358
Net change in unrealized appreciation (depreciation)	—	—	—	37	37
Net increase (decrease) in net assets resulting from operations	—	—	—	1,395	1,395

Capital transactions:
Proceeds from issuance of shares	2,003,675	2	30,678	—	30,680
Distributions declared to members	—	—	—	—	—
Net increase (decrease) in net assets resulting from capital share transactions	2,003,675	2	30,678	—	30,680
Total increase (decrease) for the three months ended June 30, 2025	2,003,675	2	30,678	1,395	32,075
Balance at June 30, 2025	15,243,006	$15	$237,099	$(3,545)	$233,569

The accompanying notes are an integral part of these consolidated financial statements.

	Shares
			Paid in	Distributable
	Share	Par	Capital in	Earnings	Total Net
	Amount	Amount	Excess of Par	(Loss)	Assets
Balance at December 31, 2025	22,293,620	$22	$340,042	$(664)	$339,400

Operations:
Net investment income (loss)	—	—	—	8,535	8,535
Net realized gain (loss)	—	—	—	69	69
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(733)	(733)
Net increase (decrease) in net assets resulting from operations	—	—	—	7,871	7,871

Capital transactions:
Distributions declared to members	—	—	—	(6,277)	(6,277)
Shares issued in connection with dividend reinvestment plan	226,810	—	3,456	—	3,456
Net increase (decrease) in net assets resulting from capital share transactions	226,810	—	3,456	(6,277)	(2,821)
Total increase (decrease) for the six months ended June 30, 2026	226,810	—	3,456	1,594	5,050
Balance at June 30, 2026	22,520,430	$22	$343,498	$930	$344,450

	Common Stock
			Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Total Net Assets
Balance at March 31, 2026	22,451,116	$22	$342,439	$571	$343,032

Operations:
Net investment income (loss)	—	—	—	4,293	4,293
Net realized gain (loss)	—	—	—	69	69
Net change in unrealized appreciation (depreciation)	—	—	—	(859)	(859)
Net increase (decrease) in net assets resulting from operations	—	—	—	3,503	3,503

Capital transactions:
Distributions declared to members	—	—	—	(3,144)	(3,144)
Shares issued in connection with dividend reinvestment plan	69,314	—	1,059	—	1,059
Net increase (decrease) in net assets resulting from capital share transactions	69,314	—	1,059	(3,144)	(2,085)
Total increase (decrease) for the three months ended June 30, 2026	69,314	—	1,059	359	1,418
Balance at June 30, 2026	22,520,430	$22	$343,498	$930	$344,450

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended	Six months ended
	June 30,	June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,871	$1,782
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchases of investments(1)	(255,643)	(55,381)
Proceeds from sales and principal repayments of investments(1)	120,112	7,836
Net realized (gain) loss on investments	(69)	—
Net change in unrealized (appreciation) depreciation	733	298
Accretion of paid-in-kind interest	(73)	—
Amortization of premium and accretion of discount, net	(834)	(177)
Amortization of deferred financing costs	252	165
Amortization of prepaid expenses	10	55
Changes in operating assets and liabilities:
Interest receivable	(356)	(325)
Prepaid expenses and other assets	(1,506)	(49)
Management fees payable	516	(935)
Professional fees payable	282	124
Administration fees payable	—	2
Legal fees payable	304	110
Incentive fee payable	(15)	—
Interest and credit facility fees payable	324	(1)
Due to affiliate	80	23
Board fees payable	107	—
Accounts payable and accrued expenses	197	23
Net cash provided by (used in) operating activities	(127,708)	(46,450)

Cash flows from financing activities:
Net proceeds from issuance of shares(2)	—	82,037
Distributions paid	(6,834)	—
Borrowings of debt	203,000	—
Repayments of debt	(73,000)	—
Debt issuance costs paid	(2,095)	—
Net cash provided by (used in) financing activities	121,071	82,037
Net increase (decrease) in cash and cash equivalents	(6,637)	35,587
Cash and cash equivalents, beginning of period	27,569	59,420
Cash and cash equivalents, end of period	$20,932	$95,007

Supplemental and non-cash activities
Interest, including credit facility fees, paid during the period	$1,184	$133
Shares issued from dividend reinvestment plan	$3,456	$—

The following table presents a reconciliation of cash and cash equivalents reported within the Consolidated Statements of Assets and Liabilities.

	June 30, 2026	June 30, 2025
Cash	$14,935	$113
Cash equivalents	5,997	94,894
Total cash and cash equivalents	$20,932	$95,007
(1)	Excluded from the amounts presented for the six months ended June 30, 2026, is $30.4 million of investments exchanged in-kind related to the Company's investment in the Andalusian Credit Rated JV I, LLC. Refer to Note 4 – Investments for additional information.
(2)	Proceeds from the issuance of shares are presented net of placement agent fees of $0 and $128, respectively for the six months ended June 30, 2026 and 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Schedule of Investments

As of June 30, 2026

(unaudited)

(in thousands)

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Debt investments
Automotive
Apex Auto Intermediate Holdings, LLC	(5)	First Lien Delayed Draw Term Loan	S+	4.50%	8.14%	4/18/2030	$400	$379	$370	0.1%
Apex Auto Intermediate Holdings, LLC	(5)	First Lien Term Loan	S+	4.50%	8.14%	4/18/2030	$6,415	$6,366	$6,367	1.8%
								6,745	6,737	1.9%

Beverage, Food & Tobacco
Donut Intermediate Co	(5)	First Lien Term Loan	S+	4.75%	8.42%	5/30/2031	5,243	5,201	5,161	1.5%
GP Tiger Intermediate, LLC	(5)	First Lien Term Loan	S+	4.75%	8.42%	10/10/2031	9,975	9,876	9,876	2.9%
								15,077	15,037	4.4%

Capital Equipment
Komline-Sanderson Group, Inc.	(5)	First Lien Term Loan	S+	5.75%	9.37%	9/6/2029	8,664	8,582	8,556	2.5%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Revolving Loan	S+	5.75%	9.37%	9/6/2029	1,183	1,049	1,024	0.3%
								9,631	9,580	2.8%

Chemicals, Plastics, & Rubber
TCP Buyer, Inc.	(5)	First Lien Term Loan	S+	4.75%	8.63%	3/12/2031	5,717	5,669	5,688	1.7%
								5,669	5,688	1.7%
Construction & Building
Centex Acquisition, LLC	(5)	First Lien Revolving Loan	S+	5.00%	9.47%	5/9/2029	4,084	4,053	4,053	1.2%
Centex Acquisition, LLC	(5)	First Lien Term Loan	S+	5.00%	9.47%	5/9/2029	9,360	9,294	9,294	2.7%
Centex Acquisition, LLC	(5)	First Lien Term Loan	S+	5.00%	9.47%	5/9/2029	4,341	4,311	4,311	1.3%
								17,658	17,658	5.2%
Containers, Packaging & Glass
Soteria Flexibles Corp	(5)	First Lien Term Loan	S+	4.75%	8.41%	8/15/2029	7,549	7,480	7,473	2.2%
								7,480	7,473	2.2%

Consumer Goods: Non-Durable
Vivos Holdings, LLC	(5)	First Lien Term Loan	S+	6.00%	9.64%	8/13/2030	23,270	23,074	22,950	6.7%
								23,074	22,950	6.7%

Environmental Industries
GrayMar Acquisition, LLC	(5)	First Lien Term Loan	S+	4.50%	8.14%	9/13/2030	4,962	4,929	4,900	1.4%
VTC Buyer Corp.	(5)	First Lien Term Loan	S+	5.25%	8.91%	7/15/2031	4,103	4,103	4,026	1.2%
VTC Buyer Corp.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	8.91%	7/15/2031	2,100	2,100	2,061	0.6%
VTC Buyer Corp.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	8.91%	7/15/2031	559	559	531	0.2%
VTC Buyer Corp.	(5)(6)	First Lien Revolving Loan	S+	5.25%	8.91%	7/15/2031	445	445	420	0.1%
								12,136	11,938	3.5%

FIRE: Finance	(7)
Rm Advisory	(5)	First Lien Delayed Draw Term Loan	S+	5.25%	8.91%	2/28/2031	3,373	3,323	3,323	1.0%
FMS Financial Management Services LLC	(5)	First Lien Term Loan	S+	4.75%	8.54%	2/1/2027	11,020	10,948	10,951	3.2%
StrategyCorps, LLC	(5)	First Lien Term Loan	S+	5.50%	9.14%	6/28/2030	585	580	576	0.2%
StrategyCorps, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.14%	6/28/2030	—		(37)	0.0%
StrategyCorps, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.14%	6/28/2030	199	189	181	0.1%
								15,040	14,994	4.5%

FIRE: Insurance	(7)
Integrity Marketing Acquisition, LLC	(5)	First Lien Term Loan	S+	5.00%	8.67%	8/27/2028	7,441	7,399	7,385	2.1%
World Insurance Associates, LLC	(5)	First Lien Term Loan	S+	5.00%	8.73%	4/3/2030	4,470	4,470	4,431	1.3%
								11,869	11,816	3.4%

Healthcare & Pharmaceuticals
Alpha Aesthetics Partners Opco, LLC	(5)	First Lien Term Loan	S+	4.75%	8.48%	12/10/2031	11,730	11,716	11,611	3.4%
Alpha Aesthetics Partners Opco, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.75%	8.48%	12/10/2031	3,282	3,270	3,172	0.9%
Alpha Aesthetics Partners Opco, LLC	(5)(6)	First Lien Revolving Loan	S+	4.75%	8.48%	12/10/2031	—	(3)	(27)	0.0%
Giving Home Health Care	(5)	First Lien Term Loan	S+	5.25%	8.86%	4/26/2029	5,888	5,810	5,852	1.7%
Giving Home Health Care	(5)	First Lien Term Loan	S+	5.25%	8.86%	4/26/2029	13,285	13,186	13,202	3.8%
Pediatric Home Respiratory Services, LLC	(5)	First Lien Term Loan	S+	5.50%	9.29%	12/23/2030	8,804	8,770	8,694	2.5%
Pediatric Home Respiratory Services, LLC	(5)	First Lien Term Loan	S+	5.50%	9.29%	12/23/2030	9,038	9,001	8,925	2.6%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.29%	12/23/2030	—	(5)	(34)	0.0%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.29%	12/23/2030	303	298	284	0.1%
Solace Healthcare Holdco, Inc.	(5)	First Lien Term Loan	S+	4.75%	8.39%	2/2/2032	9,555	9,464	9,459	2.7%
								61,507	61,138	17.7%

The accompanying notes are an integral part of these consolidated financial statements.

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Media: Diversified & Production
Mood Media Borrower, LLC	(5)	First Lien Term Loan	S+	6.75%	10.39%	5/30/2030	$12,492	$12,389	$12,413	3.6%
Mood Media Borrower, LLC	(5)(6)	First Lien Revolving Loan	S+	6.75%	10.39%	5/30/2030	400	387	386	0.1%
Rostrum Records, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	6.00%	9.62%	11/26/2030	6,732	6,704	6,732	2.0%
Touchtunes Music Group, LLC	(5)	First Lien Term Loan	S+	4.75%	8.48%	4/1/2029	4,458	4,458	4,419	1.3%
Uscreen Parent Inc.	(5)	First Lien Term Loan	S+	4.50%	8.14%	2/14/2032	2,475	2,455	2,466	0.7%
Xposure Music Holdings Inc.	(5)(6)(10)(11)	First Lien Delayed Draw Term Loan	S+	7.25%	10.98%	11/24/2030	6,210	6,028	5,991	1.7%
Xposure Music Holdings Inc.	(5)(6)(10)(11)	First Lien Revolving Loan	S+	7.25%	10.98%	11/24/2030	—	(33)	(31)	0.0%
								32,388	32,376	9.4%

High Tech Industries
Axiometrix Solutions Portfolio Co.	(5)	First Lien Term Loan	S+	5.50%	9.26%	8/14/2030	6,607	6,524	6,533	1.9%
Axiometrix Solutions Portfolio Co.	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.26%	8/14/2030	2,921	2,871	2,876	0.8%
Zero To One AI Inc.	(5)	First Lien Delayed Draw Term Loan	S+	7.50%	11.18%	3/20/2031		(39)	(39)	0.0%
Zero To One AI Inc.	(5)	First Lien Revolving Loan	S+	7.50%	11.18%	3/20/2031		(32)	(32)	0.0%
Zero To One AI Inc.	(5)	First Lien Term Loan	S+	7.50%	11.18%	3/20/2031	22,713	22,273	22,273	6.5%
Irving Parent, Corp.	(5)	First Lien Term Loan	S+	5.25%	8.98%	3/11/2031	8,768	8,675	8,592	2.5%
Irving Parent, Corp.	(5)(6)	First Lien Revolving Loan	S+	5.25%	8.98%	3/11/2031	228	204	182	0.1%
OneZero Financial Systems, LLC	(5)	First Lien Term Loan	S+	4.75%	8.41%	10/7/2031	5,184	5,143	5,165	1.5%
OneZero Financial Systems, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.75%	8.41%	10/7/2031	365	361	361	0.1%
OneZero Financial Systems, LLC	(5)(6)	First Lien Revolving Loan	S+	4.75%	8.41%	10/7/2031	—	(5)	(4)	0.0%
								45,975	45,907	13.4%

Hotel, Gaming & Leisure
Ag Bells LLC	(5)	First Lien Term Loan	S+	4.75%	8.48%	8/19/2031	6,900	6,840	6,847	2.0%
Ag Bells LLC	(5)(6)	First Lien Revolving Loan	S+	4.75%	8.48%	8/19/2030	—	(13)	(13)	0.0%
Ag Bells LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.75%	8.48%	8/19/2031	8,815	8,787	8,749	2.5%
Ampler QSR Holdings LLC	(5)	First Lien Term Loan	S+	5.00%	8.67%	8/19/2031	6,380	6,327	6,325	1.8%
Ampler QSR Holdings LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	8.67%	8/19/2030	—	(18)	(19)	0.0%
Ampler QSR Holdings LLC	(5)	First Lien Revolving Loan	S+	5.00%	8.67%	8/19/2031	4,780	4,747	4,738	1.4%
Kids Empire USA LLC	(5)(6)(12)	First Lien Delayed Draw Term Loan	S+	9.50%	13.23%	7/16/2030	3,225	3,225	3,225	0.9%
Kids Empire USA LLC	(5)(6)(12)	First Lien Term Loan	S+	9.50%	13.23%	7/16/2030	1,203	1,203	1,203	0.3%
								31,098	31,055	8.9%

Retail
NPM Franchising, LLC	(5)	First Lien Term Loan	S+	5.50%	9.50%	1/13/2029	10,422	10,287	10,135	2.9%
NPM Franchising, LLC	(5)	First Lien Revolving Loan	S+	5.50%	9.50%	1/13/2029	1,820	1,797	1,770	0.5%
								12,084	11,905	3.4%

Services: Business
UKi Buyer LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.75%	8.48%	1/13/2032		(106)	(308)	(0.1)%
UKi Buyer LLC	(5)(6)	First Lien Revolving Loan	S+	4.75%	8.48%	1/13/2032		(53)	(77)	0.0%
UKi Buyer LLC	(5)	First Lien Term Loan	S+	4.75%	8.48%	1/13/2032	8,379	8,264	8,211	2.4%
Commercial Cleaning Systems, LLC	(5)	First Lien Term Loan	S+	4.75%	8.38%	2/12/2030	9,975	9,905	9,913	2.9%
Ambient Enterprises Intermediate, LLC	(5)	First Lien Delayed Draw Term Loan	S+	5.50%	9.23%	6/30/2030		(27)	(27)	0.0%
Ambient Enterprises Intermediate, LLC	(5)	First Lien Revolving Loan	S+	5.50%	9.23%	12/8/2029		(25)	(25)	0.0%
Ambient Enterprises Intermediate, LLC	(5)	First Lien Term Loan	S+	5.50%	9.23%	6/30/2030	9,132	9,041	9,041	2.6%
Ambient Enterprises Intermediate, LLC	(5)	First Lien Term Loan	S+	5.50%	9.23%	6/30/2030	208	206	206	0.1%
Esp Associates	(5)	First Lien Delayed Draw Term Loan	S+	5.25%	8.98%	4/14/2031	3,732	3,694	3,694	1.1%
Esp Associates	(5)	First Lien Revolving Loan	S+	5.25%	8.98%	4/14/2031		(11)	(11)	0.0%
Esp Associates	(5)	First Lien Term Loan	S+	5.25%	8.98%	4/14/2031	10,254	10,156	10,156	2.9%
Peak Utility	(5)	First Lien Delayed Draw Term Loan	S+	5.25%	8.87%	5/1/2032		(19)	(19)	0.0%
Peak Utility	(5)	First Lien Revolving Loan	S+	5.25%	8.87%	5/1/2032	567	556	556	0.2%
Peak Utility	(5)	First Lien Term Loan	S+	5.25%	8.87%	5/1/2032	8,189	8,150	8,150	2.4%
World Travel Holdings, LLC	(5)	First Lien Delayed Draw Term Loan	S+	5.00%	8.64%	5/12/2033		(12)	(12)	0.0%
World Travel Holdings, LLC	(5)	First Lien Revolving Loan	S+	5.00%	8.64%	5/12/2033		(24)	(24)	0.0%
World Travel Holdings, LLC	(5)	First Lien Term Loan	S+	5.00%	8.64%	5/12/2033	18,938	18,749	18,749	5.4%
Riverside Insights	(5)	First Lien Delayed Draw Term Loan	S+	5.25%	8.98%	3/19/2031	3,626	3,585	3,585	1.0%
Barricade Holdings, LLC	(5)	First Lien Delayed Draw Term Loan	S+	4.75%	8.37%	9/30/2030		45	(23)	0.0%
Barricade Holdings, LLC	(5)	First Lien Revolving Loan	S+	4.75%	8.37%	9/30/2030	250	238	244	0.1%
Barricade Holdings, LLC	(5)	First Lien Delayed Draw Term Loan	S+	4.75%	8.39%	9/30/2030	7,179	7,076	7,162	2.1%
Barricade Holdings, LLC	(5)	First Lien Term Loan	S+	4.75%	8.39%	9/30/2030	6,803	6,708	6,786	2.0%

The accompanying notes are an integral part of these consolidated financial statements.

								86,096	85,927	25.1%

Utilities: Water
Visu Sewer Intermediate, LLC	(5)	First Lien Delayed Draw Term Loan	S+	5.75%	9.38%	11/8/2029	9,698	9,606	9,607	2.8%
								9,606	9,607	2.8%

Transportation: Cargo
A. Stucki Company	(5)	First Lien Term Loan	S+	4.75%	8.74%	3/27/2030	9,517	9,458	9,423	2.7%
A. Stucki Company	(5)	First Lien Delayed Draw Term Loan	S+	4.75%	8.74%	3/27/2030	6,024	5,985	5,963	1.7%
								15,443	15,386	4.4%
Total debt investments								418,576	417,172	121.4%
Equity investment
Andalusian Credit Rated JV I LLC	(10)(13)	LLC Interest					87.5%	34,596	34,617	10.0%
Total equity investment								34,596	34,617	10.0%
Cash and cash equivalents
Goldman Sachs Financial Square Government Institutional Fund	(8)(9)	Money Market Fund			3.53%			5,997	5,997	1.7%
Cash		Cash						14,935	14,935	4.3%
Total cash and cash equivalents								20,932	20,932	6.0%
Total investments and cash and cash equivalents								$474,104	$472,721	137.4%

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of June 30, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $453,172 resulting in estimated gross unrealized gains and losses of $390 and ($1,773), respectively.
(4)	In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements, unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See “Note 5 – Fair Value Measurements” for further information related to investments at fair value.
(5)	Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“S+” or “SOFR”) which may also contain a credit spread adjustment depending on the tenor election, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2026. As of June 30, 2026, the reference rates for our variable rate loans were SOFR at 3.65% and 3.73% for 1 month and 3 month term SOFR rates, respectively.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative amortized cost or fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(7)	Finance, Insurance, and Real Estate (“FIRE”).
(8)	This investment is valued using observable inputs and is considered a Level 1 investment. See “Note 5 – Fair Value Measurements” for further information related to investments at fair value.
(9)	The rate presented represents the annualized seven-day yield as of June 30, 2026.
(10)	This asset is deemed not a “qualifying asset” under Section 55(a) of the 1940 Act by the Company. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(11)	Non-U.S. portfolio company or the portfolio company’s principal place of business is outside the United States.
(12)	Includes 2% PIK
(13)	As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Schedule of Investments

As of December 31, 2025

(in thousands)

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Non-controlled non-affiliated investments
Debt investments
Automotive
Apex Auto Intermediate Holdings, LLC	(5)	First Lien Term Loan	S+	4.50%	8.38%	4/18/2030	$6,447	$6,392	$6,392	2.0%
								6,392	6,392	2.0%

Beverage, Food & Tobacco
Donut Intermediate Co	(5)	First Lien Term Loan	S+	4.75%	8.79%	5/30/2031	5,269	5,222	5,222	1.6%
								5,222	5,222	1.6%

Capital Equipment
Komline-Sanderson Group, Inc.	(5)	First Lien Term Loan	S+	6.00%	9.82%	9/6/2029	17,108	16,902	16,766	4.9%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Delayed Draw Term Loan	S+	6.00%	9.82%	9/6/2029	—	(5)	(7)	0.0%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Revolving Loan	S+	6.00%	10.08%	9/6/2029	1,149	1,142	1,096	0.3%
								18,039	17,855	5.2%

Chemicals, Plastics, & Rubber
TCP Buyer, Inc.	(5)	First Lien Term Loan	S+	4.75%	8.95%	3/12/2031	5,746	5,696	5,696	1.7%
								5,696	5,696	1.7%

Consumer Goods: Non-Durable
Vivos Holdings, LLC	(5)	First Lien Term Loan	S+	6.00%	9.74%	8/13/2030	31,867	31,556	31,309	9.2%
								31,556	31,309	9.2%

Environmental Industries
GrayMar Acquisition, LLC	(5)	First Lien Term Loan	S+	4.50%	8.22%	9/13/2030	4,987	4,948	4,948	1.5%
VTC Buyer Corp.	(5)	First Lien Term Loan	S+	5.25%	9.16%	7/15/2031	4,123	4,123	4,123	1.2%
VTC Buyer Corp.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	9.01%	7/15/2031	2,154	2,154	2,154	0.6%
VTC Buyer Corp.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	8.99%	7/15/2031	573	573	573	0.2%
VTC Buyer Corp.	(5)(6)	First Lien Revolving Loan	S+	5.25%	9.01%	7/15/2031	—	—	(7)	0.0%
								11,798	11,791	3.5%

FIRE: Finance	(7)
Allworth Financial Group, L.P.	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.75%	8.47%	12/23/2027	3,290	3,263	3,248	1.0%
Allworth Financial Group, L.P.	(5)(6)	First Lien Revolving Loan	S+	4.75%	8.47%	12/23/2027	—	(2)	(2)	0.0%
Arax Midco, LLC	(5)	First Lien Term Loan	S+	5.00%	8.96%	4/11/2029	2,104	2,084	2,083	0.6%
Arax Midco, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	8.96%	4/11/2029	—	(12)	(24)	0.0%
StrategyCorps, LLC	(5)	First Lien Term Loan	S+	5.50%	9.22%	6/28/2030	5,601	5,541	5,524	1.6%
StrategyCorps, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.22%	6/28/2030	—	(5)	(31)	0.0%
StrategyCorps, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.21%	6/28/2030	142	131	127	0.0%
								11,000	10,925	3.2%

FIRE: Insurance	(7)
Integrity Marketing Acquisition, LLC	(5)	First Lien Term Loan	S+	5.00%	8.82%	8/27/2028	13,513	13,416	13,361	3.9%
World Insurance Associates, LLC	(5)	First Lien Term Loan	S+	5.00%	8.67%	4/3/2030	4,493	4,493	4,487	1.3%
								17,909	17,848	5.2%

Healthcare & Pharmaceuticals
Alpha Aesthetics Partners Opco, LLC	(5)	First Lien Term Loan	S+	4.50%	8.24%	12/10/2031	11,789	11,774	11,774	3.5%
Alpha Aesthetics Partners Opco, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.50%	8.24%	12/10/2031	—	(14)	(14)	0.0%
Alpha Aesthetics Partners Opco, LLC	(5)(6)	First Lien Revolving Loan	S+	4.50%	8.24%	12/10/2031	—	(3)	(3)	0.0%
Giving Home Health Care	(5)	First Lien Term Loan	S+	6.25%	10.23%	4/26/2029	12,888	12,728	12,711	3.7%
Pediatric Home Respiratory Services, LLC	(5)	First Lien Term Loan	S+	5.50%	9.10%	12/23/2030	13,849	13,781	13,745	4.0%
Pediatric Home Respiratory Services, LLC	(5)	First Lien Term Loan	S+	5.50%	9.10%	12/23/2030	9,083	9,039	9,015	2.7%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.10%	12/23/2030	—	(6)	(20)	0.0%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.10%	12/23/2030	—	(6)	(13)	0.0%
RAH Holdings, LLC	(5)	First Lien Term Loan	S+	6.50%	10.37%	8/18/2030	15,960	15,651	15,661	4.6%
								62,944	62,856	18.5%

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Schedule of Investments

As of December 31, 2025

(in thousands)

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Media: Diversified & Production
Mood Media Borrower, LLC	(5)	First Lien Term Loan	S+	6.75%	10.47%	5/30/2030	$21,055	$20,856	$20,844	6.1%
Mood Media Borrower, LLC	(5)(6)	First Lien Revolving Loan	S+	6.75%	10.48%	5/30/2030	400	385	382	0.1%
Rostrum Records, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	6.00%	9.87%	11/26/2030	5,382	5,347	5,347	1.6%
Touchtunes Music Group, LLC	(5)	First Lien Term Loan	S+	4.75%	8.42%	4/1/2029	4,481	4,481	4,447	1.3%
Uscreen Parent Inc.	(5)	First Lien Term Loan	S+	4.50%	8.57%	2/14/2032	2,488	2,466	2,466	0.7%
Xposure Music Holdings Inc.	(5)(6)(10)(11)	First Lien Delayed Draw Term Loan	S+	7.25%	10.92%	11/24/2030	750	575	575	0.2%
Xposure Music Holdings Inc.	(5)(6)(10)(11)	First Lien Revolving Loan	S+	7.25%	10.92%	11/24/2030	—	(37)	(37)	0.0%
								34,073	34,024	10.0%

High Tech Industries
Axiometrix Solutions Portfolio Co.	(5)	First Lien Term Loan	S+	5.50%	9.47%	8/14/2030	13,658	13,464	13,453	4.0%
Axiometrix Solutions Portfolio Co.	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.47%	8/14/2030	2,125	2,068	2,065	0.6%
Irving Parent, Corp.	(5)	First Lien Term Loan	S+	5.25%	8.92%	3/11/2031	15,812	15,634	15,634	4.6%
Irving Parent, Corp.	(5)(6)	First Lien Revolving Loan	S+	5.25%	8.92%	3/11/2031	—	(26)	(26)	0.0%
OneZero Financial Systems, LLC	(5)	First Lien Term Loan	S+	5.00%	8.84%	10/7/2031	5,223	5,178	5,197	1.5%
OneZero Financial Systems, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	8.84%	10/7/2031	294	291	290	0.1%
OneZero Financial Systems, LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	8.84%	10/7/2031	—	(5)	(5)	0.0%
								36,604	36,608	10.8%

Hotel, Gaming & Leisure
Ag Bells LLC	(5)	First Lien Term Loan	S+	5.00%	8.72%	8/19/2031	13,635	13,504	13,499	4.0%
Ag Bells LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	8.72%	8/19/2030	—	(14)	(15)	0.0%
Ampler QSR Holdings LLC	(5)	First Lien Term Loan	S+	5.00%	8.72%	8/19/2031	14,413	14,275	14,268	4.2%
Ampler QSR Holdings LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	8.72%	8/19/2030	—	(21)	(22)	0.0%
								27,744	27,730	8.2%

Retail
NPM Franchising, LLC	(5)	First Lien Term Loan	S+	5.50%	9.50%	1/13/2029	10,603	10,436	10,510	3.1%
NPM Franchising, LLC	(5)	First Lien Revolving Loan	S+	5.50%	9.50%	1/13/2029	1,820	1,792	1,804	0.5%
								12,228	12,314	3.6%

Services: Business
SAFEbuilt, LLC	(5)	First Lien Term Loan	S+	6.75%	10.57%	1/16/2026	12,995	12,995	12,995	3.8%
								12,995	12,995	3.8%

Transportation: Cargo
A. Stucki Company	(5)	First Lien Term Loan	S+	4.75%	8.68%	3/27/2030	16,565	16,453	16,441	4.8%
A. Stucki Company	(5)	First Lien Delayed Draw Term Loan	S+	4.75%	8.68%	3/27/2030	6,054	6,012	6,009	1.8%
								22,465	22,450	6.6%
Total debt investments								316,665	316,015	93.1%
Total non-controlled non-affiliated investments								316,665	316,015	93.1%
Cash and cash equivalents
State Street Institutional U.S. Government Money Market Fund - Premier Class	(8)(9)	Money Market Fund			3.74%			17,082	17,082	5.0%
Cash		Cash						10,487	10,487	3.1%
Total cash and cash equivalents								27,569	27,569	8.1%
Total investments and cash and cash equivalents								$344,234	$343,584	101.2%

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of December 31, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $344,234 resulting in estimated gross unrealized appreciation and depreciation of $115 and ($765), respectively.
(4)	In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 5 for further information related to investments at fair value.

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Schedule of Investments

As of December 31, 2025

(5)	Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“S”) which may also contain a credit spread adjustment depending on the tenor election, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2025. As of December 31, 2025, the reference rates for our variable rate loans were SOFR at 3.69%, 3.65% and 3.57% for 1 month, 3 month and 6 month term SOFR rates, respectively.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative amortized cost or fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(7)	Finance, Insurance, and Real Estate (“FIRE”).
(8)	This investment is valued using observable inputs and is considered a Level 1 investment. See Note 5 for further information related to investments at fair value.
(9)	The rate presented represents the annualized seven-day yield as of December 31, 2025.
(10)	This asset is deemed not a “qualifying asset” under Section 55(a) of the 1940 Act by the Company. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(11)	Non U.S. portfolio company or the portfolio company’s principal place of business is outside the United States.

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Notes to Consolidated Financial Statements

June 30, 2026

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective dividend payment dates rather than being paid in cash and generally become due at a certain trigger date. For the six months  ended June 30, 2026, the Company held one investment that had contractual PIK interest that represented less than 1% of investment income. For the six months ended June 30, 2025, the Company did not hold any investments that have contractual PIK interest or PIK dividends.

Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Debt investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. When a debt investment is placed on non-accrual status, the Company ceases to recognize interest income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may determine to continue to accrue interest on a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Any proceeds collected on non-accrual investments will be applied to principal until the Company’s principal investment has been recovered or the loan returns to accrual status.

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

In accordance with the Company’s Memorandum, the Company will pay all initial organizational and offering expenses associated with the Private Offering of its Shares up to a maximum amount of 1.50% of aggregate Capital Commitments to the Company over the initial four-year period following the Initial Closing Date (the “Cap”). The Adviser will pay all organizational and offering expenses in excess of the Cap. Since inception through June 30, 2026, the Company has incurred $2.2 million of organizational and offering expenses. For the three and six months ended June 30, 2026 and 2025, the Company did not incur any organizational and offering expenses.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements, to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current period. All penalties and interest associated with income taxes, as applicable, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company recognizes accrued interest and penalties, as applicable, related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes. As of June 30, 2026 and December 31, 2025, there were no uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

For the three and six months ended June 30, 2026, the Company incurred Management Fees of approximately $2.3 million and $4.4 million, respectively. For the three and six months ended June 30, 2025, the Company incurred Management Fees of approximately $1.5 million and $3.1 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had Management Fees payable of approximately $2.3 million and $1.8 million, respectively.

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

For the three and six months ended June 30, 2026 the Company incurred Income Incentive Fees of $0.3 million and $0.7 million, respectively. For the three and six months ended June 30, 2025, the Company did not incur any Income Incentive Fees.  As of June 30, 2026 and December 31, 2025, the incentive fee payable was $0.3 million and $0.3 million, respectively.

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

For the three and six months ended June 30, 2026 and 2025, the Company did not incur any Capital Gains Incentive Fees.

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

For the three and six months ended June 30, 2026, the Company incurred Administration Fees of $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2025, the Company incurred Administration Fees of $0.3 million and $0.6 million, respectively. As of June 30, 2026 and December 31, 2025, the Company recorded Administration Fees payable of $0.3 million and $0.3 million, respectively.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026			December 31, 2025
			Net Unrealized			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)	Amortized Cost (1)	Fair Value	Gain (Loss)
Debt Investments	$418,576	$417,172	$(1,404)	$316,665	$316,015	$(650)
Equity Investment	34,596	$34,617	21	$—	$—	$—
Total	$453,172	$451,789	$(1,383)	$316,665	$316,015	$(650)
(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The geographic composition of investments based on fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
United States	98.7%	99.8%
Canada	1.3%	0.2%
Total	100.0%	100.0%

The industry composition of investments based on fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Services: Business	20.6%	4.1%
Healthcare & Pharmaceuticals	14.6%	19.8%
High Tech Industries	11.0%	11.5%
Media: Diversified & Production	7.8%	10.8%
Hotel, Gaming & Leisure	7.4%	8.8%
Consumer Goods: Non-Durable	5.5%	10.0%
Construction & Building	4.2%	—%
Transportation: Cargo	3.7%	7.1%
Beverage, Food & Tobacco	3.6%	1.7%
FIRE: Finance	3.6%	3.5%
Retail	2.9%	3.9%
Environmental Industries	2.9%	3.7%
FIRE: Insurance	2.8%	5.6%
Capital Equipment	2.3%	5.7%
Utilities: Water	2.3%	—%
Containers, Packaging & Glass	1.8%	—%
Automotive	1.6%	2.0%
Chemicals, Plastics, & Rubber	1.4%	1.8%
	100.0%	100.0%

(1)	The industry composition of investments table excludes the Company’s investment in the Rated JV.

The interest rate composition of debt investments based on fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Floating	100.0%	100.0%
Fixed	—%	—%
Total	100.0%	100.0%

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

The Company and Carlyle have committed to invest up to an aggregate of $60 million in equity interests in the Rated JV, with the Company committing to invest up to $52.5 million in Class B Interests and Carlyle committing to invest up to an aggregate of $7.5 million in Class A Interests. The Rated JV, in connection with commencing operations, also issued four classes of delayed draw notes totaling $140 million rated by Morningstar DBRS to Carlyle (the “Rated Notes”), which have a final maturity date of March 23, 2038. Together the equity interest and Rated Notes commitments represent $200 million of capital. Pursuant to the terms of the Rated JV note indenture and governing agreements, distributable proceeds shall be made to holders of the Rated Notes and Class A Interests prior to distributions to the holders of the Class B Interests. Additionally, neither the Class A nor the Class B interest may redeem their investments. The Rated JV’s business affairs are managed by its board of managers, which consists of four managers, with Carlyle and the Company each designating two managers.

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

On April 1, 2026, the Rated JV, called and drew $107.6 million of total capital and notes. As part of the initial close, the Company funded $32.9 million by contributing $30.4 million of assets in-kind and $2.5 million in cash. In addition, the Company sold approximately $70.6 million of assets to the Rated JV in exchange for cash. The cash was used to pay down the CIBC Credit facility and fund new investments. In addition, the Company may from time-to-time assign a portion of investments to the Rated JV in accordance with the Company’s allocation policy. During the six months ended June 30, 2026, the Company assigned an additional $4.5 million of investments at fair value to the Rated JV. The Company received $4.5 million from the Rated JV relating to these assigned investments. As of June 30, 2026, the Company had $1.8 million due from the Rated JV related to organizational expenses, which is included in “Prepaid expenses and other assets” on the Consolidated Statements of Assets and Liabilities.

Below is a summary of the Rated JV’s portfolio at fair value as of June 30, 2026:

June 30, 2026
Total First Lien Senior Secured	$99,082
Weighted Average Interest Rate(1)	9.3%
Largest Exposure	$8,404
Top 5 Largest Exposure	$39,723

(1)	Computed using the weighted average interest rate on accruing loans at fair value

The Company classifies its investments by level of control as required by the 1940 Act.  The Company generally is deemed to “control” a company in which it is invested if it owns more than 25% of the voting securities of such company or if it has greater than 50% representation on the board of such company.  An “affiliated investment” is an investment in a company that is an “affiliated company” of the Company.  As of June 30, 2026, the Company’s investment in the Rated JV is deemed to be an “affiliated company” and deemed to “control.” The following table presents information for the Company’s investment in the Rated JV for the six months ended June 30, 2026:

Fair Value at December 31, 2025	Additions	Disposals	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2026	Dividend Income
$—	$34,596	$—	$—	$21	$34,617	$—

Note 5. Fair Value Measurements

The following tables summarize the Company’s investments, measured at fair value by the fair value hierarchy levels, as of June 30, 2026 and December 31, 2025.

(In thousands)	As of June 30, 2026
Assets	Level 1	Level 2	Level 3	Total
Debt Investments	$—	$—	$417,172	$417,172
Cash Equivalents	5,997	—	—	5,997
Equity Investment (1)	—	—	—	34,617
Total	$5,997	$—	$417,172	$457,786

(In thousands)	As of December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
Debt Investments	$—	$—	$316,015	$316,015
Cash Equivalents	17,082	—	—	17,082
Total	$17,082	$—	$316,015	$333,097

(1)	In accordance with U.S. GAAP, certain investments are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and are not categorized within the fair value hierarchy as per ASC 820. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the accompanying Consolidated Statements of Assets and Liabilities.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and six months  ended June 30, 2026 and 2025, there were no transfers between levels.

The following tables present a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2026 and 2025:

	Debt
(In thousands)	Investments	Total
Fair Value as of December 31, 2025	$316,015	$316,015
Purchases	251,447	251,447
Accretion of discount and fees (amortization of premium), net	834	834
Proceeds from sales and principal repayments of investments(1)	(150,512)	(150,512)
Net realized gain (loss) on investments	69	69
Accretion of paid-in-kind interest	73	73
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	(754)	(754)
Balance as of June 30, 2026	$417,172	$417,172
Net unrealized gain (loss) on Level 3 investments still held as of June 30, 2026	$(772)	$(772)
(1)	Includes $30.4 million of investments exchanged in-kind related to the Company's investment in the Rated JV. Refer to Note 4 – Investments for additional information.

	Debt
(In thousands)	Investments	Total
Fair Value as of December 31, 2024	$91,188	$91,188
Purchases	55,381	55,381
Accretion of discount and fees (amortization of premium), net	177	177
Proceeds from principal repayments	(7,836)	(7,836)
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	(298)	(298)
Balance as of June 30, 2025	$138,612	$138,612
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2025	$(293)	$(293)

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2026 and December 31, 2025:

(In thousands)	Fair Value as of	Valuation Techniques/	Unobservable	Range		Weighted
Investment Type	June 30, 2026	Methodologies	Input	Low	High	Average (1)
First Lien Loans	$143,042	Recent Transaction	Transaction Price	97.99%	99.76%	98.89%
	274,130	Income - Yield Analysis	Discount Rate	8.50%	16.14%	10.25%
Total	$417,172
(1)The weighted average is calculated based on the fair value of each investment.

Valuation
(In thousands)	Fair Value as of	Techniques/	Unobservable	Range	Weighted

Investment Type	December 31, 2025(1)	Methodologies	Input	Low	High	Average (1)
First Lien Loans	$42,366	Recent Transaction	Transaction Price	98.50%	99.88%	99.41%
	273,649	Income - Yield Analysis	Discount Rate	8.25%	15.20%	10.02%
Total	$316,015
(1)	The weighted average is calculated based on the fair value of each investment.

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

Note 6. Borrowings

The Company, pursuant to approval received in August 2023 from the initial Member, is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met).  As of June 30, 2026, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 364.96%.  The asset coverage ratio was not applicable for the six months ended June 30, 2025 since there was no debt outstanding for the period.

As of June 30, 2026 and December 31, 2025, the Company had the following available and outstanding debt:

	As of
	June 30, 2026
	Total	Principal	Carrying
(in thousands)	Available (2)	Outstanding	Value (1)
CIBC Credit Facility	$50,000	$50,000	$50,000
Goldman Sachs Credit Facility	200,000	80,000	80,000
Total	$250,000	$130,000	$130,000

	December 31, 2025
	Total	Principal	Carrying
(in thousands)	Available (2)	Outstanding	Value (1)
CIBC Credit Facility	$50,000	$—	$—
Total	$50,000	$—	$—
(1)	All carrying values represent the approximate fair values and represent level 3 assets.
(2)	Availability subject to the Company meeting the borrowing base requirements.

For the three and six months ended June 30, 2026 and 2025, the components of interest expense and other financing costs were as follows:

	Three months	Three months	Six months ended	Six months ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	(1)
Interest expense	$1,142	$—	$1,427	$—
Unused commitment fee	208	66	286	132
Utilization fee	8	—	58	—
Amortization of deferred financing costs	168	83	252	165
Agency fee	18	—	22	—
Total interest expense and credit facility fees	1,544	149	2,045	297
Average principal debt outstanding	$79,451	$—	$49,652	$—
Weighted average interest rate	5.73%	—%	5.73%	—%

(1)	No amounts were drawn during the six months ended June 30, 2025.

As of June 30, 2026 and December 31, 2025, the components of interest and other financing costs payable were as follows:

	As of	As of
(In thousands)	June 30, 2026	December 31, 2025
Deferred financing cost payable	$—	$213
Unused commitment fee payable	58	6
Utilization fee payable	—	—
Interest expense payable	477	—
Agency fee payable	8	—
Total interest expense and credit facility fees payable	$543	$219

As of June 30, 2026, the unamortized balance of financing costs of $2.1 million is deferred and included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities.

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

In connection with the CIBC Credit Facility, the Company has made certain representations and warranties and must comply with various customary covenants and reporting requirements. The CIBC Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, the Administrative Agent, at the request of the required lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the CIBC Credit Facility immediately due and payable. The Company was in compliance with all covenants and other requirements under the CIBC Credit Facility as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, under the CIBC Credit Facility, the unused portion and amount available to draw was $0 and $50 million, respectively, subject to certain conditions.

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

In connection with the GS Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. The GS Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, the administrative agent, at the request of the requisite lenders, may terminate the commitments and declare the loans and all other obligations under the GS Credit Facility immediately due and payable. The Company was in compliance with all covenants and other requirements under the GS Credit Facility as of June 30, 2026.

The obligations of ACC Financing SPV I, LLC to the lenders under the GS Credit Facility are secured by a first priority security interest in all of ACC Financing SPV I, LLC’s portfolio investments and other assets.

As of June 30, 2026, the unused portion and amount available to draw under the GS Credit Facility was $120 million, subject to certain conditions.

Note 7. Commitments and Contingencies

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2026 the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of June 30, 2026 and December 31, 2025, the Company had the following unfunded commitments:

(In thousands)		Par as of	Par as of
Company	Investment	June 30, 2026	December 31, 2025
Allworth Financial Group, L.P.	First Lien Delayed Draw Term Loan	$—	$2,344
Allworth Financial Group, L.P.	First Lien Revolving Loan	—	261
Ag Bells LLC	First Lien Revolving Loan	1,537	1,537
Alpha Aesthetics Partners Opco, LLC	First Lien Delayed Draw Term Loan	7,676	10,966
Alpha Aesthetics Partners Opco, LLC	First Lien Revolving Loan	2,742	2,742
Ambient Enterprises Intermediate, LLC	First Lien Delayed Draw Term Loan	3,571	—
Ambient Enterprises Intermediate, LLC	First Lien Revolving Loan	2,500	—
Arax Midco, LLC	First Lien Delayed Draw Term Loan	—	2,438
Irving Parent, Corp.	First Lien Revolving Loan	2,048	2,276
Ampler QSR Holdings LLC	First Lien Revolving Loan	2,212	2,212
Axiometrix Solutions Portfolio Co.	First Lien Revolving Loan	1,062	1,859
Barricade Holdings, LLC	First Lien Delayed Draw Term Loan	9,000	—
Barricade Holdings, LLC	First Lien Revolving Loan	2,250	—
Centex Acquisition, LLC	First Lien Revolving Loan	215	—
Esp Associates	First Lien Delayed Draw Term Loan	319	—
Esp Associates	First Lien Revolving Loan	1,160	—
Komline-Sanderson Group, Inc.	First Lien Revolving Loan	1,458	1,364
Kids Empire USA LLC	First Lien Delayed Draw Term Loan	8,826	—
Mood Media Borrower, LLC	First Lien Revolving Loan	1,201	1,201
Apex Auto Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	3,604	—
OneZero Financial Systems, LLC	First Lien Revolving Loan	656	656
Peak Utility	First Lien Delayed Draw Term Loan	7,661	—
Peak Utility	First Lien Revolving Loan	1,780	—
Pediatric Home Respiratory Services, LLC	First Lien Delayed Draw Term Loan	2,730	2,730
Pediatric Home Respiratory Services, LLC	First Lien Revolving Loan	1,213	1,517
Riverside Insights	First Lien Delayed Draw Term Loan	1,526	—
Rm Advisory	First Lien Delayed Draw Term Loan	6,457	—
Rostrum Records, LLC	First Lien Delayed Draw Term Loan	1,768	3,118
StrategyCorps, LLC	First Lien Delayed Draw Term Loan	—	2,274
StrategyCorps, LLC	First Lien Revolving Loan	938	995
UKi Buyer LLC	First Lien Delayed Draw Term Loan	15,379	—
UKi Buyer LLC	First Lien Revolving Loan	3,845	—
OneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	550	610
VTC Buyer Corp.	First Lien Delayed Draw Term Loan	935	935
VTC Buyer Corp.	First Lien Revolving Loan	863	1,308
World Travel Holdings, LLC	First Lien Delayed Draw Term Loan	2,381	—
World Travel Holdings, LLC	First Lien Revolving Loan	2,381	—
Xposure Music Holdings Inc.	First Lien Delayed Draw Term Loan	11,290	16,750
Xposure Music Holdings Inc.	First Lien Revolving Loan	2,500	2,500
Zero To One Ai Inc.	First Lien Delayed Draw Term Loan	4,000	—
Zero To One Ai Inc.	First Lien Revolving Loan	1,667	—
Total Unfunded Debt Investments		121,901	62,593
Equity Investments:
Total Unfunded Commitments to Equity Investments(2)		17,903	—
Total Unfunded Commitments		$139,804	$62,593

(1)	The Adviser’s determination of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(2)	The amount represents uncalled capital commitments in the Rated JV.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026 and December 31, 2025, the Company is not aware of any pending or threatened litigation. Additionally, in the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2026 and December 31, 2025 for any such exposure.

Note 8. Net Assets

Unregistered Sales of Equity Securities

As of June 30, 2026, the Company had the authority to issue an unlimited number of Shares at $0.001 par value per Share. The following table summarizes the Company’s Share issuances since inception through June 30, 2026.

(In thousands, except for shares and per share data)
Share Issuance Date	Shares Issued	Proceeds Received	Price per Share
June 30, 2023	50	$1	$20.00
November 14, 2023	171,824	3,436	20.00
February 13, 2024	973,655	19,473	20.00
April 15, 2024	2,482,469	38,892	15.67
September 3, 2024	2,901,546	44,013	15.17
December 2, 2024	3,333,813	50,543	15.16
March 3, 2025	3,375,974	51,358	15.21
June 24, 2025	2,003,675	30,679	15.31
August 29, 2025 (1)	40,707	624	15.33
September 29, 2025	1,991,586	30,592	15.36
November 21, 2025 (1)	58,585	901	15.38
December 11, 2025	3,641,168	56,039	15.39
December 22, 2025	1,318,568	20,306	15.40
January 26, 2026 (1)	88,156	1,341	15.22
March 30, 2026 (1)	69,340	1,056	15.22
May 28, 2026 (1)	69,314	1,059	15.28
Total	22,520,430	$350,313	$15.56

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

As of June 30, 2026 and December 31, 2025, the Company had 22,520,430 and 22,293,620 Shares outstanding, respectively. As of June 30, 2026, the Company had $509.1 million of Capital Commitments, of which $162.9 million remained undrawn. As of December 31, 2025, the Company had $509.2 million of Capital Commitments, of which $162.9 million remained undrawn.

Distributions

The following table reflects distributions declared, per share, by the Board for the year ended December 31, 2025 and the six months  ended June 30, 2026.

Dividend Type	Date Declared	Record Date	Payment Date	Per Share Amount
Base	August 6, 2025	August 15, 2025	August 29, 2025	$0.11
Base	November 5, 2025	November 14, 2025	November 21, 2025	0.11
Supplemental	November 5, 2025	November 14, 2025	November 21, 2025	0.03
Special	December 22, 2025	December 31, 2025	January 26, 2026	0.18
	Total			0.43

Base	March 3, 2026	March 13, 2026	March 30, 2026	0.11
Supplemental	March 3, 2026	March 13, 2026	March 30, 2026	0.03
Base	May 11, 2026	May 18, 2026	May 28, 2026	0.11
Supplemental	May 11, 2026	May 18, 2026	May 28, 2026	0.03
	Total			$0.28

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

During the six months ended June 30, 2026 and 2025, the Company did not repurchase any Shares.

Note 9. Earnings Per Share

The Company computes earnings per Share in accordance with ASC 260, Earnings Per Share. Basic and diluted earnings per Share was calculated by dividing net increase / (decrease) in net assets resulting from operations by the weighted average number of Shares outstanding for the period. The following table sets forth the computation of basic and diluted earnings per Share for the three and six months ended June 30, 2026 and 2025:

	Three months	Three months	Six months ended	Six months ended
	ended	ended	June 30,	June 30,
(In thousands, except for Shares and per Share data)	June 30, 2026	June 30, 2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$3,503	$1,395	$7,871	$1,782
Weighted average shares outstanding	22,477,014	13,393,460	22,418,248	12,179,062
Basic and diluted net increase (decrease) in net assets resulting from operations per share	$0.16	$0.10	$0.35	$0.15

Note 10. Tax Matters

The Company met the criteria to qualify and intends to elect to be treated as a RIC for the period ended December 31, 2025, and intends to continue to qualify annually as a RIC for U.S. federal income tax purposes. So long as the Company qualifies and maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to Members as dividends. As such, no income taxes were accrued for the six months ended June 30, 2026.

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

Taxable income for the periods presented appears as follows:

	Six months ended	Year ended
(In thousands, except shares)	June 30, 2026	December 31, 2025
Taxable income	$8,504	$7,942
Taxable income, per share	0.38	0.55
Taxable net realized gains (losses)	384	88
Taxable net realized gains, per share	0.02	0.01
Weighted average shares of common stock outstanding	22,418,248	14,502,666

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

Note 11. Financial Highlights

The following table presents the schedule of financial highlights of the Company for the six months ended June 30, 2026 and 2025

	Six months ended	Six months ended
	June 30,	June 30,
(In thousands, except shares)	2026	2025
Per share data:*
Net asset value at beginning of period	$15.22	$15.18
Net investment income (loss)	0.38	0.17
Net change in realized gain (loss) and unrealized appreciation (depreciation)	(0.03)	(0.02)
Net increase (decrease) in net assets resulting from operations	0.35	0.15
Issuance of Shares(1)	0.01	(0.01)
Distributions declared	(0.28)	—
Net asset value at end of period	$15.30	$15.32

Shares outstanding at end of period	22,520,430	15,243,006
Weighted average net assets	$342,294	$194,938
Weighted average shares outstanding	22,418,248	12,179,062
Total return based on net asset value (2)	2.38%	0.92%

Supplemental Data/Ratio:*
Net assets at end of period	$344,450	$233,569
Ratio of total expenses to average net assets	5.72%	5.51%
Ratio of net expenses after waivers to average net assets	5.72%	5.51%
Ratio of net investment income to average net assets	5.03%	2.15%
Portfolio turnover	39.49%	8.38%
Average debt per share outstanding	$2.21	$—
Average debt outstanding	49,652	—
Asset coverage ratio	364.96%	—%

*

The per Share data was derived by using the weighted average Shares outstanding during the applicable period, except for distributions declared, as applicable, which reflects the actual amount per Share for the applicable period.

(1)	Adjusted for the difference between certain per share data presented using the shares outstanding as of the period end or transaction date and the weighted average shares outstanding.
(2)	Calculated as the change in NAV per share during the respective periods, assuming distributions, if any, are reinvested in accordance with the Company’s distribution reinvestment plan.

Note 12. Subsequent Events

Distribution Declaration

On August 10, 2026, the Board declared a cash distribution of $0.11 per Share and a supplemental cash distribution of $0.03 per Share to be paid on August 28, 2026 to Members of record as of August 14, 2026.

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
●the impact of fluctuations in interest rates on our business;
●the valuation of any investments in portfolio companies, particularly those having no liquid trading market;
●our ability to recover unrealized depreciation on investments;
●	the ability of Andalusian Credit Partners, LLC to locate suitable investments for us and to monitor and administer our investments;
●our expected financings and investments;
●	the ability of the Adviser to manage and support our investment process;
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

As of June 30, 2026, we have raised and received Capital Commitments of  approximately $509.1 million of which $162.9 million was undrawn as of June 30, 2026. Since we began our investment activities in February 2024 through June 30, 2026, we have originated approximately $736.4 million aggregate principal commitments to over 50 portfolio companies.

Portfolio Composition

As of June 30, 2026 and December 31, 2025, the total value of our investment portfolio was $452.0 million and $316.0 million, respectively. As of June 30, 2026 and December 31, 2025, we had investments in 42 and 29 portfolio companies, respectively. As of June 30, 2026 and December 31, 2025, none of our portfolio companies represented greater than 10% of the total fair value of our investment portfolio.

The following table summarizes certain characteristics of our investment portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Number of investments	86	53
Number of portfolio companies	42	29
Percentage of total investment fair value
First-lien term loans	100.0%	100.0%
Percentage of debt investment fair value
Floating rate (1)	100.0%	100.0%
Fixed interest rate	—%	—%
Weighted Average Yield (2)	9.4%	9.5%
Weighted Average Spread (3)	5.4%	5.5%
(1)	Primarily subject to interest rate floors.
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

Investment Activity

Our portfolio activity for the six months ended June 30, 2026 and 2025 was comprised of the following (in thousands):

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
Investment Commitments	$316,290	$63,300

Investment Fundings:
New portfolio company	225,250	44,559
Existing portfolio company	60,793	10,822
Total Investment Fundings	$286,043	$55,381
Investment Repayments	150,512	7,836
Total Net Investment Activity	$135,531	$47,545

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

For investments graded 3, 4, or 5, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The Investment Team will review the investment credit risk more frequently, no less than monthly, and may perform additional research on areas of concern with the objective of early intervention with the portfolio company to avoid further deterioration. The Adviser reviews our investment ratings in connection with our quarterly valuation process. The following table summarizes the internal performance ratings assigned as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
		Percentage of		Percentage of
Internal Performance Rating(1)	Fair Value	Total Investments	Fair Value	Total Investments
1	$—	—%	$12,995	4.11%
2	404,547	96.97	303,020	95.89
3	12,625	3.03	—	—
4	—	—	—	—
5	—	—	—	—
Total	$417,172	100.00%	$316,015	100.00%
(1)	Excludes equity investment.

As of June 30, 2026 and December 31, 2025, our debt investments had a weighted average investment grading of 2.0 and 2.0 on a cost basis, respectively. Changes in a portfolio company’s investment grading may be a result of changes in a portfolio company’s performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or are underperforming relative to their respective business plans. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company’s investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event.

Non-accrual Investments

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. When a Loan is placed on non-accrual status, the Company ceases to recognize interest income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may determine to continue to accrue interest on a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Any proceeds collected on non-accrual investments will be applied to principal until the Company’s principal investment has been repaid or the loan returns to accrual status. As of June 30, 2026 and December 31, 2025, there were no loans placed on non-accrual status.

Results of Operations

The selected financial data has been derived from our unaudited consolidated financial statements, which are included elsewhere in this quarterly report on Form 10-Q.  The following table sets forth our financial data for the six months ended June 30, 2026 and 2025 (in thousands).

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total investment income	$9,708	$4,080	$18,241	$7,405
Less: Operating expenses	(5,415)	(2,722)	(9,706)	(5,325)
Net investment income (loss)	4,293	1,358	8,535	2,080
Net realized gain (loss) on non-controlled non-affiliated investments	69	—	69	—
Net change in unrealized appreciation (depreciation) from controlled affiliated investments	21	—	21	—
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	(880)	37	(754)	(298)
Net increase in net assets resulting from operations	$3,503	$1,395	$7,871	$1,782

Investment Income

Our investment income is primarily comprised of interest income and fees from our debt investments. Interest income from investments for the three and six months ended June 30, 2026 totaled approximately $9.6 million and $18.0 million, respectively. Interest income from investments for the three and six months ended June 30, 2025 totaled approximately $3.2 million and $5.8 million, respectively. The increase in interest income from investments for the three and six months ended June 30, 2026 is primarily attributable to an increase in the weighted average principal held during the period. Note that in some cases, our debt investments may pay PIK interest. During the three and six months ended June 30, 2026, the Company earned less than $0.1 million in PIK interest. No PIK interest was earned in the three and six months ended June 30, 2025.

Interest income on cash and cash equivalents primarily relates to cash held in money market accounts, which for the three and six months  ended June 30, 2026 totaled approximately $0.1 million and $0.2 million, respectively. Interest income on cash and cash equivalents, which for the three and six months ended June 30, 2025 totaled approximately $0.9 million and $1.6 million, respectively. The decrease in interest income from cash and cash equivalents for the three and six months ended June 30, 2026 is primarily attributable to lower average cash held during the period. Cash is held for investment purposes and as needed held to ensure the portfolio remains in compliance with RIC diversification requirements.

Operating Expenses

Our operating expenses are comprised of management, incentive, and administration fees, professional and legal fees, interest and other financing fees, offering expenses, and general and administrative expenses. During the three and six months ended June 30, 2026, our operating expenses totaled approximately $5.4 million and $9.7 million, respectively. During the three and six months ended June 30, 2025, our operating expenses totaled approximately $2.7 million and $5.3 million, respectively.

Management, Incentive, and Administration Fees

During the three months ended June 30, 2026 and 2025, management fees totaled approximately $2.3 million and $1.5 million, respectively. During the six months ended June 30, 2026 and 2025, management fees totaled approximately $4.4 million and $3.1 million, respectively. Management fees increased during the three and six months ended June 30, 2026, primarily due to an increase in total assets.

During the three and six months ended June 30, 2026, incentive fees earned by the Adviser totaled approximately $0.3 million and $0.7 million, respectively. No incentive fees were earned during the three and six months ended June 30, 2025. Incentive fees increased for the three and six months ended June 30, 2026 primarily due to outperformance of net investment income above the target hurdle, as calculated each quarter in arrears.

During the three months ended June 30, 2026 and 2025, administration fees totaled approximately $0.3 million and $0.3 million, respectively. During the six months ended June 30, 2026 and 2025, administration fees totaled approximately $0.6 million and $0.6 million, respectively. Administration fees are charged on capital commitments.

Refer to “Note 3. – Related Party Agreements – Advisory Agreement” in the notes to our consolidated financial statements for additional discussion related to management, incentive fees, and administration fees.

Professional and Legal Fees

Professional fees include audit, tax, valuation and other professional fees incurred related to the management of the Company. During the three ended June 30, 2026 and 2025, professional and legal fees totaled approximately $0.4 million and $0.4 million, respectively. During the six months ended June 30, 2026 and 2025, professional and legal fees totaled approximately $1.1 million and $0.8 million, respectively.

Interest and Other Financing Expenses

Interest and other financing expenses relates to interest and costs associated with our debt borrowings. During the three months ended June 30, 2026 and 2025, interest expenses totaled approximately $1.1 million and $0.0 million, respectively. During the six months ended June 30, 2026 and 2025, interest expenses totaled approximately $1.4 million and $0.0 million, respectively During the three months ended June 30, 2026 and 2025, other financing costs totaled approximately $0.4 million and $0.1 million, respectively. During the six months ended June 30, 2026 and 2025, other financing costs totaled approximately $0.6 million and $0.3 million, respectively.

For the three and six months ended June 30, 2026 average borrowings outstanding were approximately $79.5 million and $49.7 million, respectively. The weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and six months ended June 30, 2026 was 5.73% and 5.73%, respectively. There were no outstanding borrowings for the three and six months ended June 30, 2025. See Note 6 – Borrowings, for more information.

Other Expenses

Other expenses includes board fees, certain allocated technology, research, other regulatory and compliance expenses, and excise taxes incurred related to the management of the Company. During the three months ended June 30, 2026 and 2025, other expenses totaled approximately $0.5 million and $0.3 million, respectively. During the six months ended June 30, 2026 and 2025, other expenses totaled approximately $0.9 million and $0.5 million, respectively. The increase in other expenses was driven by an increase in transfer agent, compliance and technology related costs.  These other expenses are included as part of general and administrative expenses.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code for the tax period ended December 31, 2025 and intend to maintain qualification as a RIC annually thereafter. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Members in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income, if any for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the required distributions to our Members, which generally relieves us from U.S. federal income taxes at corporate rates to the extent of such distributions. For periods prior to the effectiveness of our RIC election, we expect to be taxed as a corporation. It is not anticipated that we will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the three and six months ended June 30, 2026.

Upon our qualification as a RIC, depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. As of June 30, 2026, no accrual for excise taxes was considered necessary.

Net Realized Gains and Losses

Realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of an investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period, net of recoveries. During the three and six months ended June 30, 2026, we recognized a net realized gain of $0.1 million and $0.1 million, respectively. The net realized gains (losses) were generated from the sale of our debt investments. There were no realized gain or losses recognized during the three and six months ended June 30, 2025.

Net Change in Unrealized Appreciation and Depreciation

The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by the Adviser, in its capacity as our valuation designee under Rule 2a-5 under the 1940 Act, in accordance with valuation policies and procedures that were approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment valuation appreciation (depreciation)	$(827)	$37	$(772)	$(293)
Net change in unrealized appreciation (depreciation) from controlled affiliated investments	21	—	21	—
Reversal of prior period net change in unrealized (appreciation) depreciation upon a realization event	(53)	—	18	(5)
Total Net change in unrealized appreciation (depreciation)	$(859)	$37	$(733)	$(298)

For the three and six months ended June 30, 2026 the net change in unrealized depreciation was primarily related to depreciation of our debt investments due to an increase in market discount rates. For the three and six months ended June 30, 2025 the net change in unrealized depreciation was primarily related to depreciation of our debt investments due to an increase in market discount rates.

Distributions

On May 11, 2026, the Board declared a cash distribution of $0.14 per share paid on May 28, 2026 to Members of record as of May 18, 2026. On May 28, 2026 the Company distributed $2.1 million in cash and $1.0 million in the form of 69,314 shares at a price of $15.28 per share in connection with the Company’s DRP.

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

As of June 30, 2026, the Company had received Capital Commitments of $509.1 million of which $162.9 million was undrawn.

During the three and six months ended June 30, 2026, we principally funded our operations from (i) cash receipts from interest and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments, and (iii) borrowings under our debt facilities.

During the six months ended June 30, 2026, our operating activities used $127.7 million of cash and cash equivalents, compared to $46.5 million used during the six months ended June 30, 2025. The $81.2 million increase in cash used in operating activities was primarily due to increased purchases of investments of approximately $230.7 million, offset by repayments received from investments of $142.7 million.

During the six months ended June 30, 2026, our financing activities provided $121.1 million of cash, compared to $82.0 million provided during the six months ended June 30, 2025. The $39.1 million increase in cash flows from financing activities was primarily the result of debt borrowings during the six months ended June 30, 2026, compared to none during the six months ended June 30, 2025.  During the six months ended June 30, 2025, our financing activities were principally funded from proceeds received through issuance of shares. None were issued during the six months ended June 30, 2026. Additionally, during the six months ended June 30, 2026, the Company paid out distributions of $6.8 million, compared to none during the six months ended June 30, 2025.

Available liquidity and capital resources as of June 30, 2026

As of June 30, 2026, we had $20.9 million of cash and cash equivalents, $120.0 million of availability through our credit facilities, and undrawn Capital Commitments of $162.9 million. As of June 30, 2026, we believed we had adequate financial resources to satisfy unfunded investment commitments of $139.8 million and ample liquidity to support our near-term capital requirements. We will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the Company’s circumstances and considering the macroeconomic environment.

The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On August 1, 2023, the Company received approval from ACP, as the Company’s sole initial Member, for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective August 2, 2023, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2026, the Company’s asset coverage ratio was 364.96%. The Company had no debt outstanding as of December 31, 2025.

Share Issuances

As of June 30, 2026, the Company had the authority to issue an unlimited number of Shares at $0.001 par value per Share.

Since inception through June 30, 2026, the Company has issued 22,194,328 shares receiving approximately $345.4 million in cash proceeds.  Additionally, the Company has issued 326,102 DRP shares with an implied value of approximately $5.0 million.

The sales of the Shares were made pursuant to subscription agreements entered into by the Company with its investors, as described in “Note 8. Net Assets” in the notes to our consolidated financial statements and appearing elsewhere in this report, with the exception of Shares issued pursuant to the DRP. As of June 30, 2026 and December 31, 2025, the Company had 22,520,430 and 22,293,620 Shares outstanding, respectively.

Commitments and Obligations

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. As of June 30, 2026 and December 31, 2025, the Company had unfunded commitments to investments totaling approximately $139.8 million and $62.6 million, respectively.

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

As of June 30, 2026, 100.0% of our debt investments based on fair value bear interest at floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 1.39%. The CIBC Credit Facility and GS Credit Facility bear interest at floating rates with no interest rate floors.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026 assuming there are no changes in our investment and borrowing structure, the following table shows the approximate annualized impact on net interest income, of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments) (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$12,687	$(3,900)	$8,787
Up 200 basis points	8,458	(2,600)	5,858
Up 100 basis points	4,229	(1,300)	2,929
Down 100 basis points	(4,229)	1,300	(2,929)
Down 200 basis points	(8,458)	2,600	(5,858)
Down 300 basis points	(12,687)	3,900	(8,787)

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

(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any of its equity securities during the six months  ended June 30, 2026.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of the Company’s managers or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Andalusian Credit Company, LLC

Date: August 14, 2026	By:	/s/ Moses Awe
Moses Awe
Chief Financial Officer
(Principal Financial and Accounting Officer)