Form 10-Q
period 2026-09-30
Andalusian Credit Company, LLC
filed 2026-11-12
CIK 1979306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2026

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

As of November 12, 2026, the registrant had 27,228,432 Shares, $0.001 par value per Share, outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Andalusian Credit Company, LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	September 30, 2026	December 31,
	(unaudited)	2025
Assets:
Investments at fair value
Non-controlled non-affiliated investments (cost $535,310 and $316,665, respectively)	$532,789	$316,015
Controlled affiliated investments (cost $41,173 and $0, respectively)	41,723	—
Total investments at fair value (cost $576,483 and $316,665, respectively)	574,512	316,015
Cash	2,735	10,487
Cash equivalents	17,834	17,082
Interest receivable	4,348	2,523
Prepaid expenses and other assets	3,468	533
Total assets	$602,897	$346,640

Liabilities:
Debt (net of deferred financing costs of $-, and $-, respectively)	$180,000	$—
Distribution payable	—	4,013
Management fees payable	2,520	1,807
Incentive fee payable	697	344
Administration fees payable	318	318
Professional fees payable	647	298
Interest and credit facility fees payable	696	219
Legal fees payable	200	127
Due to affiliate	110	67
Accounts payable and accrued expenses	236	47
Total liabilities	$185,424	$7,240

Commitments and contingencies (Note 7)

Net assets:
Shares, par value $0.001 (27,228,432 and 22,293,620 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	$27	$22
Paid-in-capital in excess of par value	415,628	340,042
Distributable earnings (loss)	1,818	(664)
Total net assets	$417,473	$339,400
Total liabilities and net assets	$602,897	$346,640
Net asset value per share	$15.33	$15.22

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three	Three	Nine	Nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Investment Income:
Interest income from non-controlled/non-affiliated investments	$12,108	$5,160	$30,115	$11,012
Interest from cash and cash equivalents	115	497	333	2,050
Other income	3	5	19	5
Dividends from controlled affiliated investments	12	—	12	—
Total investment income	12,238	5,662	30,479	13,067

Expenses:
Management fees	$2,520	$1,857	$6,928	$4,941
Interest expense and other financing costs	2,631	250	4,676	547
Professional fees	439	199	1,024	556
Administration fees	318	318	954	953
General and administrative expenses	629	170	1,257	470
Legal fees	254	249	733	686
Incentive fees	697	—	1,391	—
Board fees	121	108	352	322
Total operating expenses	7,609	3,151	17,315	8,475
Net investment income (loss)	4,629	2,511	13,164	4,592

Net realized gain (loss)
Net realized gain (loss) on non-controlled non-affiliated investments	—	—	69	—
Net realized gain (loss)	—	—	69	—

Net change in unrealized appreciation (depreciation)
Net change in unrealized appreciation (depreciation) from controlled affiliated investments	529	—	550	—
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	(1,117)	(27)	(1,871)	(325)
Net change in unrealized appreciation (depreciation) from investments	(588)	(27)	(1,321)	(325)
Net increase (decrease) in net assets resulting from operations	$4,041	$2,484	$11,912	$4,267

Per share data:
Net investment income (loss) per share	$0.19	$0.16	$0.57	$0.35
Net increase/(decrease) in net assets resulting from operations per share	$0.17	$0.16	$0.52	$0.32
Weighted average shares outstanding	24,260,344	15,300,903	23,039,027	13,231,111

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except

share data)

	Shares
			Paid in	Distributable
	Share	Par	Capital in	Earnings	Total Net
	Amount	Amount	Excess of Par	(Loss)	Assets
Balance at December 31, 2024	9,863,357	$10	$155,066	$(5,327)	$149,749

Operations:
Net investment income (loss)	—	—	—	4,592	4,592
Net change in unrealized appreciation (depreciation)	—	—	—	(325)	(325)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,267	4,267

Capital transactions:
Proceeds from issuance of shares	7,371,235	7	112,623	—	112,630
Distributions declared to members	—	—	—	(1,677)	(1,677)
Shares issued in connection with dividend reinvestment plan	40,707	—	623	—	623
Net increase (decrease) in net assets resulting from capital share transactions	7,411,942	7	113,246	(1,677)	111,576
Total increase (decrease) for the nine months ended September 30, 2025	7,411,942	7	113,246	2,590	115,843
Balance at September 30, 2025	17,275,299	$17	$268,312	$(2,737)	$265,592

	Shares
			Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Total Net Assets
Balance at June 30, 2025	15,243,006	$15	$237,099	$(3,544)	$233,570

Operations:
Net investment income (loss)	—	—	—	2,511	2,511
Net change in unrealized appreciation (depreciation)	—	—	—	(27)	(27)
Net increase (decrease) in net assets resulting from operations	—	—	—	2,484	2,484

Capital transactions:
Proceeds from issuance of shares	1,991,586	2	30,590	—	30,592
Distributions declared to members	—	—	—	(1,677)	(1,677)
Shares issued in connection with dividend reinvestment plan	40,707	—	623	—	623
Net increase (decrease) in net assets resulting from capital share transactions	2,032,293	2	31,213	(1,677)	29,538
Total increase (decrease) for the three months ended September 30, 2025	2,032,293	2	31,213	807	32,022
Balance at September 30, 2025	17,275,299	$17	$268,312	$(2,737)	$265,592

The accompanying notes are an integral part of these consolidated financial statements.

	Shares
			Paid in	Distributable
	Share	Par	Capital in	Earnings	Total Net
	Amount	Amount	Excess of Par	(Loss)	Assets
Balance at December 31, 2025	22,293,620	$22	$340,042	$(664)	$339,400

Operations:
Net investment income (loss)	—	—	—	13,164	13,164
Net realized gain (loss)	—	—	—	69	69
Net change in unrealized appreciation (depreciation)	—	—	—	(1,321)	(1,321)
Net increase (decrease) in net assets resulting from operations	—	—	—	11,912	11,912

Capital transactions:
Proceeds from issuance of shares	4,638,462	5	71,066	—	71,071
Distributions declared to members	—	—	—	(9,430)	(9,430)
Shares issued in connection with dividend reinvestment plan	296,350	—	4,520	—	4,520
Net increase (decrease) in net assets resulting from capital share transactions	4,934,812	5	75,586	(9,430)	66,161
Total increase (decrease) for the nine months ended September 30, 2026	4,934,812	5	75,586	2,482	78,073
Balance at September 30, 2026	27,228,432	$27	$415,628	$1,818	$417,473

	Shares
			Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	Earnings (Loss)	Total Net Assets
Balance at June 30, 2026	22,520,430	$22	$343,498	$930	$344,450

Operations:
Net investment income (loss)	—	—	—	4,629	4,629
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	(588)	(588)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,041	4,041

Capital transactions:
Proceeds from issuance of shares	4,638,462	5	71,066	—	71,071
Distributions declared to members	—	—	—	(3,153)	(3,153)
Shares issued in connection with dividend reinvestment plan	69,540	—	1,064	—	1,064
Net increase (decrease) in net assets resulting from capital share transactions	4,708,002	5	72,130	(3,153)	68,982
Total increase (decrease) for the three months ended September 30, 2026	4,708,002	5	72,130	888	73,023
Balance at September 30, 2026	27,228,432	$27	$415,628	$1,818	$417,473

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$11,912	$4,267
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchases of investments(1)	(409,573)	(175,831)
Proceeds from sales and principal repayments of investments(1)	151,070	12,881
Net realized (gain) loss on investments	(69)	—
Net change in unrealized (appreciation) depreciation	1,321	325
Accretion of paid-in-kind interest	(126)	—
Amortization of premium and accretion of discount, net	(1,120)	(341)
Amortization of deferred financing costs	421	248
Amortization of prepaid expenses	15	87
Changes in operating assets and liabilities:
Interest receivable	(1,825)	(527)
Prepaid expenses and other assets	(1,276)	(347)
Management fees payable	713	336
Professional fees payable	349	209
Administration fees payable	—	2
Legal fees payable	73	10
Incentive fee payable	353	—
Interest and credit facility fees payable	477	99
Due to affiliate	43	(4)
Accounts payable and accrued expenses	189	68
Net cash provided by (used in) operating activities	(247,053)	(158,518)

Cash flows from financing activities:
Net proceeds from issuance of shares(2)	71,071	112,630
Distributions paid	(8,923)	(1,054)
Borrowings of debt	338,000	58,000
Repayments of debt	(158,000)	—
Debt issuance costs paid	(2,095)	—
Net cash provided by (used in) financing activities	240,053	169,576
Net increase (decrease) in cash and cash equivalents	(7,000)	11,058
Cash and cash equivalents, beginning of period	27,569	59,420
Cash and cash equivalents, end of period	$20,569	$70,478

Supplemental and non-cash activities
Interest, including credit facility fees, paid during the period	$3,455	$199
Shares issued from dividend reinvestment plan	4,520	623

The following table presents a reconciliation of cash and cash equivalents reported within the Consolidated Statements of Assets and Liabilities.

	September 30, 2026	September 30, 2025
Cash	$2,735	$6,408
Cash equivalents	17,834	64,070
Total cash and cash equivalents	$20,569	$70,478
(1)	Excluded from the amounts presented for the nine months ended September 30, 2026 is $30.4 million of investments exchanged in-kind related to the Company's investment in Andalusian Credit Rated JV I LLC. Refer to “Note 4 – Investments” for additional information.
(2)	Proceeds from the issuance of shares are presented net of placement agent fees of $180 and $282, respectively for the nine months ended September 30, 2026 and 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Andalusian Credit Company, LLC

Consolidated Schedule of Investments

As of September 30, 2026

(unaudited)

(in thousands)

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Non-controlled non-affiliated investments
Debt investments
Beverage, Food & Tobacco
Donut Intermediate Co	(5)(14)	First Lien Term Loan	S+	4.75%	8.51%	5/30/2031	$5,229	$5,190	$5,066	1.2%
GP Tiger Intermediate, LLC	(5)(14)	First Lien Term Loan	S+	4.75%	8.70%	10/10/2031	9,950	9,855	9,813	2.4%
								15,045	14,879	3.6%

Capital Equipment
Crestek, Inc.	(5)(6)	First Lien Revolving Loan	S+	5.25%	9.51%	10/1/2030	-	(11)	(11)	0.0%
Crestek, Inc.	(5)	First Lien Term Loan	S+	5.25%	9.51%	10/1/2030	1,410	1,397	1,397	0.3%
Crestek, Inc.	(5)	First Lien Term Loan	S+	5.25%	9.51%	10/1/2030	7,450	7,379	7,379	1.8%
Komline-Sanderson Group, Inc.	(5)(14)	First Lien Term Loan	S+	5.75%	9.57%	9/6/2029	8,643	8,566	8,545	2.0%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.75%	9.79%	9/6/2029	838	791	792	0.2%
Komline-Sanderson Group, Inc.	(5)(6)	First Lien Revolving Loan	S+	5.75%	9.58%	9/6/2029	1,426	1,421	1,395	0.3%
Pelco Holding Corp.	(5)(14)	First Lien Term Loan	S+	5.36%	9.17%	7/27/2032	6,970	6,903	6,903	1.7%
Pelco Holding Corp.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.36%	9.17%	7/27/2032	-	(15)	(15)	0.0%
								26,431	26,385	6.3%

Chemicals, Plastics, & Rubber
TCP Buyer, Inc.	(5)(14)	First Lien Term Loan	S+	5.00%	8.82%	3/12/2031	5,703	5,658	5,674	1.4%
								5,658	5,674	1.4%
Commercial Products
Arc Interco Purchaser LLC	(5)(14)	First Lien Delayed Draw Term Loan	S+	5.00%	8.76%	11/25/2031	5,564	5,537	5,537	1.3%
Arc Interco Purchaser LLC	(5)(14)	First Lien Term Loan	S+	5.00%	9.07%	11/25/2031	11,936	11,817	11,817	2.8%
								17,354	17,354	4.1%

Construction & Building
Centex Acquisition, LLC	(5)(6)	First Lien Revolving Loan	S+	5.75%	9.53%	5/9/2029	4,514	4,482	4,466	1.1%
Centex Acquisition, LLC	(5)	First Lien Term Loan	S+	5.75%	9.53%	5/9/2029	9,336	9,276	9,243	2.2%
Centex Acquisition, LLC	(5)	First Lien Term Loan	S+	5.75%	9.53%	5/9/2029	4,330	4,302	4,287	1.0%
Centex Acquisition, LLC	(5)	First Lien Term Loan	S+	5.75%	9.53%	5/9/2029	645	639	638	0.2%
								18,699	18,634	4.5%

Consumer Goods: Non-Durable
Vivos Holdings, LLC	(5)(14)	First Lien Term Loan	S+	6.00%	9.90%	8/13/2030	23,211	23,022	22,747	5.4%
								23,022	22,747	5.4%
Containers, Packaging & Glass
Soteria Flexibles Corp	(5)(14)	First Lien Term Loan	S+	4.75%	8.57%	8/15/2029	7,530	7,466	7,454	1.8%
								7,466	7,454	1.8%

Environmental Industries
GrayMar Acquisition, LLC	(5)(14)	First Lien Term Loan	S+	4.50%	8.40%	9/13/2030	4,949	4,917	4,925	1.2%
VTC Buyer Corp.	(5)(14)	First Lien Term Loan	S+	5.25%	9.00%	7/15/2031	4,092	4,092	4,026	1.0%
VTC Buyer Corp.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	9.09%	7/15/2031	2,074	2,074	2,040	0.5%
VTC Buyer Corp.	(5)(6)(14)	First Lien Delayed Draw Term Loan	S+	5.25%	9.10%	7/15/2031	552	552	528	0.1%
VTC Buyer Corp.	(5)(6)	First Lien Revolving Loan	S+	5.25%	9.04%	7/15/2031	608	608	587	0.1%
								12,243	12,106	2.9%

FIRE: Finance	(7)
FMS Financial Management Services LLC	(5)(14)	First Lien Term Loan	S+	5.00%	9.22%	2/1/2027	10,992	10,952	10,937	2.6%
StrategyCorps, LLC	(5)	First Lien Term Loan	S+	5.50%	9.32%	6/28/2030	584	578	575	0.1%
StrategyCorps, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.32%	6/28/2030	279	269	262	0.0%
								11,799	11,774	2.7%

FIRE: Insurance	(7)
Integrity Marketing Acquisition, LLC	(5)(14)	First Lien Term Loan	S+	5.00%	8.76%	8/25/2028	7,422	7,380	7,376	1.8%
World Insurance Associates, LLC	(5)	First Lien Term Loan	S+	5.00%	9.07%	4/3/2030	4,459	4,459	4,437	1.1%
World Insurance Associates, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.07%	4/3/2030	-	(19)	(20)	0.0%
								11,820	11,793	2.9%

Healthcare & Pharmaceuticals
Alpha Aesthetics Partners Opco, LLC	(5)(14)	First Lien Term Loan	S+	4.75%	8.82%	12/10/2031	11,700	11,688	11,598	2.8%
Alpha Aesthetics Partners Opco, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.75%	8.50%	12/10/2031	3,273	3,262	3,183	0.8%
Alpha Aesthetics Partners Opco, LLC	(5)(6)	First Lien Delayed Draw Term Loan	P+	3.75%	10.75%	12/10/2031	211	210	205	0.0%
Alpha Aesthetics Partners Opco, LLC	(5)(6)	First Lien Revolving Loan	S+	4.75%	8.54%	12/10/2031	822	819	798	0.2%
Giving Home Health Care	(5)(14)	First Lien Term Loan	S+	5.25%	8.98%	4/26/2030	19,173	19,006	19,053	4.6%
Pediatric Home Respiratory Services, LLC	(5)(14)	First Lien Term Loan	S+	5.25%	9.04%	12/23/2030	8,782	8,753	8,683	2.1%
Pediatric Home Respiratory Services, LLC	(5)(14)	First Lien Term Loan	S+	5.25%	9.04%	12/23/2030	9,015	8,982	8,913	2.1%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	9.04%	12/23/2030	-	(5)	(31)	0.0%
Pediatric Home Respiratory Services, LLC	(5)(6)	First Lien Revolving Loan	S+	5.25%	9.04%	12/23/2030	-	(6)	(17)	0.0%
Solace Healthcare Holdco, Inc.	(5)(14)	First Lien Term Loan	S+	4.50%	8.57%	2/2/2032	9,531	9,445	9,460	2.3%
TechData Acquisitions, LLC	(5)(14)	First Lien Term Loan	S+	5.00%	8.81%	7/1/2032	7,616	7,542	7,542	1.8%

The accompanying notes are an integral part of these consolidated financial statements.

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
TechData Acquisitions, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	8.81%	7/1/2032	$-	$(11)	$(11)	0.0%
								69,685	69,376	16.7%

High Tech Industries
Axiometrix Solutions Portfolio Co.	(5)(14)	First Lien Term Loan	S+	5.50%	9.34%	8/14/2030	6,591	6,512	6,525	1.6%
Axiometrix Solutions Portfolio Co.	(5)(14)	First Lien Revolving Loan	S+	5.50%	9.39%	8/14/2030	3,984	3,935	3,944	0.9%
OneZero Financial Systems, LLC	(5)(14)	First Lien Term Loan	S+	4.75%	8.50%	10/7/2031	5,171	5,131	5,158	1.2%
OneZero Financial Systems, LLC	(5)(6)(14)	First Lien Delayed Draw Term Loan	S+	4.75%	8.50%	10/7/2031	364	361	362	0.1%
OneZero Financial Systems, LLC	(5)(6)	First Lien Revolving Loan	S+	4.75%	8.50%	10/7/2031	-	(5)	(4)	0.0%
Quisitive LLC	(5)(14)	First Lien Term Loan	S+	5.25%	9.32%	3/11/2031	8,746	8,657	8,582	2.1%
Quisitive LLC	(5)(6)	First Lien Revolving Loan	S+	5.25%	9.16%	3/11/2031	683	661	640	0.2%
Zero To One AI Inc.	(5)(6)	First Lien Delayed Draw Term Loan	S+	7.50%	11.52%	3/20/2031	-	(37)	(110)	0.0%
Zero To One AI Inc.	(5)(6)	First Lien Revolving Loan	S+	7.50%	11.52%	3/20/2031	-	(31)	(46)	0.0%
Zero To One AI Inc.	(5)(14)	First Lien Term Loan	S+	7.50%	11.52%	3/20/2031	15,020	14,742	14,607	3.5%
								39,926	39,658	9.6%

Hotel, Gaming & Leisure
Ag Bells LLC	(5)(14)	First Lien Term Loan	S+	4.75%	9.01%	8/19/2031	6,883	6,826	6,840	1.6%
Ag Bells LLC	(5)(6)	First Lien Revolving Loan	S+	4.75%	9.01%	8/19/2030	-	(12)	(12)	0.0%
Ag Bells LLC	(5)	First Lien Delayed Draw Term Loan	S+	4.75%	9.01%	8/19/2031	8,855	8,767	8,800	2.1%
Ampler QSR Holdings LLC	(5)(14)	First Lien Term Loan	S+	5.00%	9.26%	8/19/2031	6,364	6,314	6,325	1.5%
Ampler QSR Holdings LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.26%	8/19/2030	-	(17)	(17)	0.0%
Ampler QSR Holdings LLC	(5)	First Lien Term Loan	S+	5.00%	9.26%	8/19/2031	4,768	4,736	4,738	1.1%
Kids Empire USA LLC	(5)(6)(12)(14)	First Lien Delayed Draw Term Loan	S+	9.50%	13.57%	1/16/2031	3,242	3,242	3,242	0.8%
Kids Empire USA LLC	(5)(12)(14)	First Lien Term Loan	S+	9.50%	13.57%	1/16/2031	1,209	1,209	1,209	0.3%
								31,065	31,125	7.4%

Media: Diversified & Production
Mood Media Borrower, LLC	(5)(14)	First Lien Term Loan	S+	6.75%	10.65%	5/30/2030	12,460	12,361	12,398	3.0%
Mood Media Borrower, LLC	(5)(6)(14)	First Lien Revolving Loan	S+	6.75%	10.65%	5/30/2030	400	388	388	0.1%
Rostrum Records, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	6.00%	9.68%	11/26/2030	6,732	6,705	6,732	1.6%
Touchtunes Music Group, LLC	(5)	First Lien Term Loan	S+	4.75%	8.82%	6/14/2030	4,446	4,446	4,219	1.0%
Uscreen Parent Inc.	(5)(14)	First Lien Term Loan	S+	4.50%	8.40%	2/14/2032	2,469	2,449	2,463	0.6%
Xposure Music Holdings Inc.	(5)(6)(10)(11)	First Lien Delayed Draw Term Loan	S+	7.25%	11.32%	11/24/2030	9,900	9,710	9,703	2.3%
Xposure Music Holdings Inc.	(5)(6)(10)(11)	First Lien Revolving Loan	S+	7.25%	11.32%	11/24/2030	-	(31)	(28)	0.0%
								36,028	35,875	8.6%

Retail
NPM Franchising, LLC	(5)	First Lien Term Loan	S+	5.50%	9.50%	1/13/2029	10,347	10,224	9,700	2.3%
NPM Franchising, LLC	(5)	First Lien Revolving Loan	S+	5.50%	9.50%	1/13/2029	1,820	1,799	1,706	0.4%
								12,023	11,406	2.7%

Services: Business
Ambient Enterprises Intermediate, LLC	(5)(14)	First Lien Term Loan	S+	5.50%	9.57%	6/30/2030	9,108	9,024	8,972	2.1%
Ambient Enterprises Intermediate, LLC	(5)(14)	First Lien Term Loan	S+	5.50%	9.57%	6/30/2030	207	205	204	0.0%
Ambient Enterprises Intermediate, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.50%	9.57%	6/30/2030	1,862	1,824	1,809	0.4%
Ambient Enterprises Intermediate, LLC	(5)(6)	First Lien Revolving Loan	S+	5.50%	9.57%	12/8/2029	429	406	391	0.1%
Ambient Enterprises Intermediate, LLC	(5)	First Lien Term Loan	S+	5.50%	9.57%	6/30/2030	20,065	19,777	19,764	4.7%
Barricade Holdings, LLC	(5)	First Lien Delayed Draw Term Loan	S+	4.75%	8.54%	9/30/2030	7,162	7,062	7,108	1.7%
Barricade Holdings, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.75%	8.65%	9/30/2030	-	45	(68)	0.0%
Barricade Holdings, LLC	(5)(6)	First Lien Revolving Loan	S+	4.75%	8.65%	9/30/2030	400	388	381	0.1%
Barricade Holdings, LLC	(5)	First Lien Term Loan	S+	4.75%	8.65%	9/30/2030	6,786	6,696	6,736	1.6%
Commercial Cleaning Systems, LLC	(5)(14)	First Lien Term Loan	S+	4.75%	8.65%	4/14/2031	9,950	9,887	9,888	2.4%
Esp Associates	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	9.09%	4/14/2031	3,723	3,687	3,692	0.9%
Esp Associates	(5)(6)	First Lien Revolving Loan	S+	5.25%	9.24%	4/14/2031	-	(11)	(9)	0.0%
Esp Associates	(5)	First Lien Term Loan	S+	5.25%	9.24%	4/14/2031	10,228	10,137	10,151	2.4%
Kept Companies, Inc.	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	9.32%	4/30/2029	1,025	967	967	0.2%
Peak Utility	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	8.99%	5/1/2032	-	(18)	(19)	0.0%
Peak Utility	(5)(6)	First Lien Revolving Loan	S+	5.25%	9.07%	5/1/2032	704	693	690	0.2%
Peak Utility	(5)	First Lien Term Loan	S+	5.25%	8.99%	5/1/2032	8,169	8,130	8,148	2.0%
Riverside Insights	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.25%	9.15%	3/19/2031	3,617	3,578	3,540	0.8%
UKi Buyer LLC	(5)(14)	First Lien Term Loan	S+	4.75%	8.82%	1/13/2032	8,358	8,246	8,191	2.0%
UKi Buyer LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	4.75%	8.82%	1/13/2032	-	(102)	(308)	(0.1)%
UKi Buyer LLC	(5)(6)	First Lien Revolving Loan	S+	4.75%	8.52%	1/13/2032	769	718	692	0.2%
Whitsons Holding Group, LLC	(5)	First Lien Term Loan	S+	5.00%	9.03%	9/24/2032	16,538	16,456	16,456	3.9%
Whitsons Holding Group, LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.03%	9/24/2032	769	758	758	0.2%
Whitsons Holding Group, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.03%	9/24/2032	-	(8)	(8)	0.0%
World Travel Holdings, LLC	(5)(6)	First Lien Revolving Loan	S+	5.00%	9.07%	5/12/2033	-	(23)	(24)	0.0%
World Travel Holdings, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	5.00%	9.07%	5/12/2033	-	(12)	(21)	0.0%
World Travel Holdings, LLC	(5)	First Lien Term Loan	S+	5.00%	9.07%	5/12/2033	18,938	18,753	18,772	4.5%
								127,263	126,853	30.3%

The accompanying notes are an integral part of these consolidated financial statements.

			Reference				Par/			Percentage
			Rate and		Interest		Shares/	Amortized	Fair	of Net
Company (1)	Footnotes	Investment	Spread		Rate	Maturity	Units	Cost (2)(3)	Value (4)	Assets
Services: Consumer
TickPick Intermediate Holdings LLC	(5)	First Lien Term Loan	S+	5.50%	9.26%	4/1/2030	$24,938	$24,690	$24,690	5.9%
								24,690	24,690	5.9%
Transportation: Cargo
A. Stucki Company	(5)(14)	First Lien Term Loan	S+	4.75%	9.09%	3/27/2030	9,493	9,437	9,398	2.3%
A. Stucki Company	(5)	First Lien Delayed Draw Term Loan	S+	4.75%	9.09%	3/27/2030	6,009	5,972	5,948	1.4%
PCE Acquisition, LLC	(5)(6)	First Lien Delayed Draw Term Loan	S+	6.75%	10.46%	7/31/2031	-	(33)	(33)	0.0%
PCE Acquisition, LLC	(5)(6)	First Lien Revolving Loan	S+	6.75%	10.46%	7/31/2031	-	(55)	(55)	0.0%
PCE Acquisition, LLC	(5)(14)	First Lien Term Loan	S+	6.75%	10.46%	7/31/2031	20,484	20,183	20,183	4.8%
								35,504	35,441	8.5%
Utilities: Water
Visu Sewer Intermediate, LLC	(5)(14)	First Lien Delayed Draw Term Loan	S+	6.25%	10.23%	11/8/2029	9,674	9,589	9,565	2.3%
								9,589	9,565	2.3%

Total debt investments								535,310	532,789	127.6%
Total non-controlled non-affiliated investments								535,310	532,789	127.6%
Controlled affiliated investments
Equity investment
Andalusian Credit Rated JV I LLC	(10)(13)	LLC Interest					87.5%	41,173	41,723	10.0%
Total equity investment								41,173	41,723	10.0%
Total controlled affiliated investment								41,173	41,723	10.0%
Cash and cash equivalents
Goldman Sachs Financial Square Government Institutional Fund	(8)(9)	Money Market Fund			3.79%		4,048	4,048	4,048	1.0%
State Street Institutional U.S. Government Money Market Fund - Premier Class	(8)(9)	Money Market Fund			3.70%		13,786	13,786	13,786	3.3%
Cash		Cash						2,735	2,735	0.7%
Total cash and cash equivalents								20,569	20,569	5.0%
Total investments and cash and cash equivalents								$597,052	$595,081	142.6%

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of September 30, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $576,483 resulting in estimated gross unrealized appreciation and depreciation of $973 and ($2,944), respectively.
(4)	In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements, unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See “Note 5 – Fair Value Measurements” for further information related to investments at fair value.
(5)	Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“S+” or “SOFR”) which may also contain a credit spread adjustment depending on the tenor election, or an alternate base rate (which can include the Federal Funds Effective Rate or the “Prime Rate” or “P”), all of which include an available tenor, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2026. As of September 30, 2026, the reference rates for our variable rate loans were SOFR at 3.92%, 4.08% and 4.27% for 1-month, 3 -month and 6-month term SOFR rates, respectively. As of September 30, 2026, the Prime Rate was 7.00%.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative amortized cost or fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(7)	Finance, Insurance, and Real Estate (“FIRE”).
(8)	This investment is valued using observable inputs and is considered a Level 1 investment. See “Note 5 – Fair Value Measurements” for further information related to investments at fair value.
(9)	The rate presented represents the annualized seven-day yield as of September 30, 2026.
(10)	This asset is deemed not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”), by the Company. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.
(11)	Non-U.S. portfolio company or the portfolio company’s principal place of business is outside the United States.
(12)	Includes 2% PIK
(13)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(14)	Investment or portion thereof is held by a subsidiary of the Company as collateral. See “Note 2 – Summary of Significant Accounting Policies” and “Note 6 – Borrowings” in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned subsidiaries.

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

Andalusian Credit Company, LLC

Notes to Consolidated Financial Statements

September 30, 2026

(unaudited)

Note 1. Organization

Andalusian Credit Company, LLC, a Delaware limited liability company (collectively with its consolidated subsidiaries, the “Company”), was formed on October 17, 2022 (“inception”). The Company is structured as an externally managed, closed-end management investment company. The Company has elected to be treated as a business development company (“BDC”) under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company elected to be treated as a regulated investment company (a “RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), effective as of the beginning of the taxable year ended December 31, 2025. The Company intends to maintain its qualification as a RIC annually thereafter.  For periods prior to the effectiveness of the RIC election, the Company was taxed as a corporation for U.S. federal income tax purposes.  The Company commenced operations contemporaneously with the initial drawdown from investors in the Private Offering (as defined below) which occurred on November 14, 2023 (the “Initial Closing Date”).

The Company is externally managed by Andalusian Credit Partners, LLC (“ACP,” in such capacity, the “Adviser”), a Delaware limited liability company that is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended, pursuant to the investment advisory agreement between the Company and ACP (the “Advisory Agreement”). ACP also serves as the Company’s administrator (in such capacity, the “Administrator”) pursuant to the administration agreement between the Company and ACP (the “Administration Agreement”).

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

The Company reclassified certain prior period amounts in the accompanying Consolidated Statements of Operations to conform to its current period presentation, including the notes to the consolidated financial statements. These reclassifications had no impact on prior periods’ net income or net assets.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Changes in the economic and regulatory environment, financial markets, the creditworthiness of the Company’s portfolio companies, other macro-economic developments (for example, global pandemics, natural disasters, terrorism, international conflicts and war), and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions, and such differences could be material.

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

Fair Value Measurements

The Company applies fair value accounting in accordance with the terms of ASC 820, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective dividend payment dates rather than being paid in cash and generally become due at a certain trigger date. For the nine months  ended September 30, 2026, the Company held one investment that had contractual PIK interest that represented less than 1% of investment income. For the nine months ended September 30, 2025, the Company did not hold any investments that had contractual PIK interest or PIK dividends.

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

In accordance with the Company’s Memorandum, the Company will pay all initial organizational and offering expenses associated with the Private Offering of its Shares up to a maximum amount of 1.50% of aggregate Capital Commitments to the Company over the initial four-year period following the Initial Closing Date (the “Cap”). The Adviser will pay all organizational and offering expenses in excess of the Cap. Since inception through September 30, 2026, the Company has incurred $2.2 million of organizational and offering expenses. For the three and nine months ended September 30, 2026 and 2025, the Company did not incur any organizational and offering expenses.

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

The Company has adopted a Dividend Reinvestment Program (“DRP”), pursuant to which each Member of the Company (a “Member”) will receive dividends in the form of additional Shares unless they notify the Company that they instead desire to receive cash. As a result, if the Company’s Board authorizes, and the Company declares, a cash dividend, then the Members who have not “opted out” of the Company’s DRP will have their cash dividends automatically reinvested (net of any applicable withholding tax) in additional Shares, rather than receiving the cash dividend.

Income Taxes

The Company elected to be treated for U.S. federal income tax purposes as a RIC for U.S. federal income tax purposes under Subchapter M of the Code effective as of the beginning of the taxable year ended December 31, 2025. The Company intends to maintain its qualification as a RIC annually thereafter.  For periods prior to the effectiveness of the RIC election, the Company was taxed as a corporation for U.S. federal income tax purposes.

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Company’s investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to timely distribute to its Members substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, it may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. So long as the Company qualifies for and maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to Members as dividends. Therefore, no provision for federal income taxes is recorded in the consolidated financial statements of the Company.

For periods prior to the effectiveness of the Company’s RIC election, the Company was subject to taxation as a corporation. There are no outstanding tax liabilities associated with such prior periods.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements, to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current period. All penalties and interest associated with income taxes, as applicable, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company recognizes accrued interest and penalties, as applicable, related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes. As of September 30, 2026 and December 31, 2025, there were no uncertain tax positions. Furthermore, the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

In September 2026, the FASB issued Accounting Standards Update 2026-03, Fair Value Measurement (“ASU 2026-03”), which requires that a contractual restriction on the sale of an equity security be considered in measuring the fair value of the equity security.  ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, and interim periods beginning with the first quarter ended March 31, 2028.  Early adoption and retrospective application are permitted.  The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

For the three and nine months ended September 30, 2026, the Company incurred Management Fees of approximately $2.5 million and $6.9 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred Management Fees of approximately $1.9 million and $4.9 million, respectively. As of September 30, 2026 and December 31, 2025, the Company had Management Fees payable of approximately $2.5 million and $1.8 million, respectively.

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

Prior to any listing of the Shares on a national securities exchange (an “Exchange Listing”), the Company will pay the Income Incentive Fee in each calendar quarter as follows:

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

If, in any calendar quarter, the Pre-Exchange Listing Incentive Fee Cap is zero or a negative value, the Company shall pay no Income Incentive Fee to the Adviser in respect of that quarter. If, in any calendar quarter, the Pre-Exchange Listing Incentive Fee Cap is a positive value but is less than the Income Incentive Fee amount, the Company shall pay the Adviser the Pre-Exchange Listing Incentive Fee Cap in respect of such quarter. If, in any calendar quarter, the Pre-Exchange Listing Incentive Fee Cap is equal to or greater than the Income Incentive Fee, the Company shall pay the Adviser the Income Incentive Fee in respect of such quarter.

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

If, in any calendar quarter, the Post-Exchange Listing Incentive Fee Cap is zero or a negative value, the Company shall pay no Income Incentive Fee to the Adviser in respect of that quarter. If, in any calendar quarter, the Post-Exchange Listing Incentive Fee Cap is a positive value but is less than the Income Incentive Fee amount, the Company shall pay the Adviser the Post-Exchange Listing Incentive Fee Cap in respect of such quarter. If, in any calendar quarter, the Post-Exchange Listing Incentive Fee Cap is equal to or greater than the Income Incentive Fee, the Company shall pay the Adviser the Income Incentive Fee in respect of such quarter.

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

For the three and nine months ended September 30, 2026 the Company incurred Income Incentive Fees of $0.7 million and $1.4 million, respectively. For the three and nine months ended September 30, 2025, the Company did not incur any Income Incentive Fees.  As of September 30, 2026 and December 31, 2025, the incentive fee payable was $0.7 million and $0.3 million, respectively.

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

For the three and nine months ended September 30, 2026 and 2025, the Company did not incur any Capital Gains Incentive Fees.

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

For the three and nine months ended September 30, 2026, the Company incurred Administration Fees of $0.3 million and $1.0 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred Administration Fees of $0.3 million and $1.0 million, respectively. As of September 30, 2026 and December 31, 2025, the Company recorded Administration Fees payable of $0.3 million and $0.3 million, respectively.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026			December 31, 2025
			Net Unrealized			Net Unrealized
	Amortized Cost (1)	Fair Value	Gain (Loss)	Amortized Cost (1)	Fair Value	Gain (Loss)
Debt Investments	$535,310	$532,789	$(2,521)	$316,665	$316,015	$(650)
Equity Investment	41,173	$41,723	550	—	—	—
Total	$576,483	$574,512	$(1,971)	$316,665	$316,015	$(650)

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The geographic composition of investments based on fair value as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
United States	98.3%	99.8%
Canada	1.7%	0.2%
Total	100.0%	100.0%

The industry composition of investments based on fair value as of September 30, 2026 and December 31, 2025 was as follows(1):

	September 30, 2026	December 31, 2025
Services: Business	23.8%	4.1%
Healthcare & Pharmaceuticals	13.0%	19.8%
High Tech Industries	7.4%	11.5%
Transportation: Cargo	6.7%	7.1%
Media: Diversified & Production	6.7%	10.8%
Hotel, Gaming & Leisure	5.8%	8.8%
Capital Equipment	5.0%	5.7%
Services: Consumer	4.6%	—%
Consumer Goods: Non-Durable	4.3%	10.0%
Construction & Building	3.5%	—%
Commercial Products	3.3%	—%
Beverage, Food & Tobacco	2.8%	1.7%
Environmental Industries	2.3%	3.7%
FIRE: Finance	2.2%	3.5%
FIRE: Insurance	2.2%	5.6%
Retail	2.1%	3.9%
Utilities: Water	1.8%	—%
Containers, Packaging & Glass	1.4%	—%
Chemicals, Plastics, & Rubber	1.1%	1.8%
Automotive	—%	2.0%
	100.0%	100.0%
(1)	The industry composition of investments table excludes the Company’s investment in the Rated JV.

The interest rate composition of debt investments based on fair value as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Floating	100.0%	100.0%
Fixed	—	—
Total	100.0%	100.0%

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

The Company and Carlyle have committed to invest up to an aggregate of $60 million in equity interests in the Rated JV, with the Company committing to invest up to $52.5 million in Class B Interests and Carlyle committing to invest up to an aggregate of $7.5 million in Class A Interests. The Rated JV, in connection with commencing operations, also issued four classes of delayed draw notes totaling $140 million rated by Morningstar DBRS to Carlyle (the “Rated Notes”), which have a final maturity date of March 23, 2038. Together the equity interest and Rated Notes commitments represent $200 million of capital. Pursuant to the terms of the Rated JV note indenture and governing agreements, distributable proceeds shall be made to holders of the Rated Notes and Class A Interests prior to distributions to the holders of the Class B Interests. Additionally, neither the holders of Class A Interests nor the holders of Class B Interests may redeem their investments. The Rated JV’s business affairs are managed by its board of managers, which consists of four managers, with Carlyle and the Company each designating two managers.

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

On April 1, 2026, the Rated JV called and drew $107.6 million of total capital and notes. As part of the initial close, the Company funded $32.9 million by contributing $30.4 million of assets in-kind and $2.5 million in cash. In addition, the Company sold approximately $70.6 million of assets to the Rated JV in exchange for cash. The cash was used to pay down the CIBC Credit Facility and fund new investments. In addition, the Company may from time to time assign a portion of investments to the Rated JV in accordance with the Company’s allocation policy. During the nine months ended September 30, 2026, the Company assigned an additional $18.2 million of investments at fair value to the Rated JV. The Company received $18.2 million from the Rated JV relating to these assigned investments. As of September 30, 2026, the Company had $1.5 million due from the Rated JV related to organizational expenses, which is included in “Prepaid expenses and other assets” on the Consolidated Statements of Assets and Liabilities.

Below is a summary of the Rated JV’s portfolio at fair value as of September 30, 2026:

September 30, 2026
Total First Lien Senior Secured	$112,569
Weighted Average Interest Rate(1)	9.7%
Largest Exposure	$8,394
Top 5 Largest Exposure	$39,898

(1)	Computed using the weighted average interest rate on accruing loans at fair value

The Company classifies its investments by level of control as required by the 1940 Act.  The Company generally is deemed to “control” a company in which it is invested if it owns more than 25% of the voting securities of such company or if it has greater than 50% representation on the board of such company.  An “affiliated investment” is an investment in a company that is an “affiliated company” of the Company.  As of September 30, 2026, the Company’s investment in the Rated JV is deemed to be an “affiliated company” and deemed to “control.”  The following table presents information for the Company’s investment in the Rated JV for the nine months ended September 30, 2026:

Fair Value at December 31, 2025	Additions(1)	Disposals	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2026	Interest, Fees and Other Income	Dividend Income
$—	$41,173	$—	$—	$550	$41,723	$—	$12
(1) The additions are comprised of the following: $30.4 million of investments exchanged in-kind and $10.8 million in cash transfers.

Note 5. Fair Value Measurements

The following tables summarize the Company’s investments, measured at fair value by the fair value hierarchy levels, as of September 30, 2026 and December 31, 2025.

(In thousands)	As of September 30, 2026
Assets	Level 1	Level 2	Level 3	Total
Debt Investments	$—	$—	$532,789	$532,789
Cash Equivalents	17,834	—	—	17,834
Equity Investment (1)	—	—	—	41,723
Total	$17,834	$—	$532,789	$592,346

(In thousands)	As of December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
Debt Investments	$—	$—	$316,015	$316,015
Cash Equivalents	17,082	—	—	17,082
Total	$17,082	$—	$316,015	$333,097

(1)	In accordance with U.S. GAAP, certain investments are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and are not categorized within the fair value hierarchy as per ASC 820. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the accompanying Consolidated Statements of Assets and Liabilities.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and nine months ended September 30, 2026 and 2025, there were no transfers between levels.

The following tables present a summary of changes in fair value of Level 3 assets by investment type for the nine months ended September 30, 2026 and 2025:

	Debt
(In thousands)	Investments	Total
Fair Value as of December 31, 2025	$316,015	$316,015
Purchases	398,800	398,800
Accretion of discount and fees (amortization of premium), net	1,120	1,120
Proceeds from sales and principal repayments of investments(1)	(181,470)	(181,470)
Net realized gain (loss) on investments	69	69
Accretion of paid-in-kind interest	126	126
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	(1,871)	(1,871)
Balance as of September 30, 2026	$532,789	$532,789
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of September 30, 2026	$(1,889)	$(1,889)
(1)	Includes $30.4 million of investments exchanged in-kind related to the Company’s investment in the Rated JV. Refer to “Note 4 – Investments” for additional information.

	Debt
(In thousands)	Investments	Total
Fair Value as of December 31, 2024	$91,188	$91,188
Purchases	175,831	175,831
Accretion of discount and fees (amortization of premium), net	341	341
Proceeds from principal repayments	(12,881)	(12,881)
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	(325)	(325)
Balance as of September 30, 2025	$254,154	$254,154
Net change in unrealized appreciation (depreciation) on Level 3 investments still held as of September 30, 2025	$(320)	$(320)

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

Determination of fair value involves subjective judgments and estimates. As part of the valuation process, the factors that may be taken into account in determining the fair value of the Company’s investments include, as relevant: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser’s valuation committee will consider whether the pricing indicated by the external event corroborates its valuation.

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2026 and December 31, 2025:

(In thousands)	Fair Value as of	Valuation Techniques/	Unobservable	Range		Weighted
Investment Type	September 30, 2026	Methodologies	Input	Low	High	Average (1)
First Lien Loans	$68,868	Recent Transaction	Transaction Price	98.53%	100.00%	99.18%
	463,921	Income - Yield Analysis	Discount Rate	8.63%	16.41%	10.96%
Total	$532,789
(1)The weighted average is calculated based on the fair value of each investment.

		Valuation
(In thousands)	Fair Value as of	Techniques/	Unobservable	Range		Weighted
Investment Type	December 31, 2025(1)	Methodologies	Input	Low	High	Average (1)
First Lien Loans	$42,366	Recent Transaction	Transaction Price	98.50%	99.88%	99.41%
	273,649	Income - Yield Analysis	Discount Rate	8.25%	15.20%	10.02%
Total	$316,015
(1)	The weighted average is calculated based on the fair value of each investment.

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

Note 6. Borrowings

The Company, pursuant to approval received in August 2023 from the initial Member, is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met).  As of September 30, 2026 and 2025, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 331.93% and 557.92%, respectively.

As of September 30, 2026 and December 31, 2025, the Company had the following available and outstanding debt:

	As of
	September 30, 2026
	Total	Principal	Carrying
(in thousands)	Available (2)	Outstanding	Value (1)
CIBC Credit Facility	$50,000	$50,000	$50,000
GS Credit Facility	200,000	130,000	130,000
Total	$250,000	$180,000	$180,000

	December 31, 2025
	Total	Principal	Carrying
(in thousands)	Available (2)	Outstanding	Value (1)
CIBC Credit Facility	$50,000	$—	$—
Total	$50,000	$—	$—
(1)	All carrying values represent the approximate fair values and represent level 3 liabilities.
(2)	Availability subject to the Company meeting the borrowing base requirements.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense and other financing costs were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$2,302	$105	$3,729	$105
Unused commitment fee	118	62	404	194
Utilization fee	—	—	58	—
Amortization of deferred financing costs	169	83	421	248
Agency fee	42	—	64	—
Total interest expense and credit facility fees	2,631	250	4,676	547
Average principal debt outstanding	$156,609	$5,859	$85,696	$1,974
Weighted average interest rate	5.70%	7.08%	5.05%	7.08%

As of September 30, 2026 and December 31, 2025, the components of interest and other financing costs payable were as follows:

(In thousands)	September 30, 2026	December 31, 2025
Deferred financing cost payable	$—	$213
Unused commitment fee payable	44	6
Interest expense payable	639	—
Agency fee payable	13	—
Total interest expense and credit facility fees payable	$696	$219

As of September 30, 2026, the unamortized balance of financing costs of $1.9 million is deferred and included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities.

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

In connection with the CIBC Credit Facility, the Company has made certain representations and warranties and must comply with various customary covenants and reporting requirements. The CIBC Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, the administrative agent, at the request of the required lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the CIBC Credit Facility immediately due and payable. The Company was in compliance with all covenants and other requirements under the CIBC Credit Facility as of September 30, 2026 and December 31, 2025.

As of September 30, 2026 and December 31, 2025, under the CIBC Credit Facility, the unused portion and amount available to draw was $0 and $50 million, respectively, subject to certain conditions.

GS Credit Facility

On March 11, 2026, the Company, through a special purpose wholly owned subsidiary, ACC Financing SPV I, LLC, as borrower, entered into a $200 million revolving credit facility with Goldman Sachs Bank USA (the “GS Credit Facility”), as syndication agent and as calculation agent, the Company as collateral manager, GS ASL LLC as administrative agent, Computershare Trust Company N.A., as collateral agent, collateral custodian and collateral administrator, and the various financial institutions as lender parties. The GS Credit Facility matures on March 10, 2031. Interest rates under the GS Credit Facility are determined by the appropriate benchmark rate (SOFR, Base Rate) as applicable for the type of borrowing plus an applicable margin of 2.15% per annum for SOFR.

In connection with the GS Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. The GS Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, the administrative agent, at the request of the requisite lenders, may terminate the commitments and declare the loans and all other obligations under the GS Credit Facility immediately due and payable. The Company was in compliance with all covenants and other requirements under the GS Credit Facility as of September 30, 2026.

The obligations of ACC Financing SPV I, LLC to the lenders under the GS Credit Facility are secured by a first priority security interest in all of ACC Financing SPV I, LLC’s portfolio investments and other assets.

As of September 30, 2026, the unused portion and amount available to draw under the GS Credit Facility was $70 million, subject to certain conditions.

On November 2, 2026, the Company amended the GS Credit Facility, under which its special purpose wholly owned subsidiary, ACC Financing SPV I, LLC, is the borrower, to increase the maximum commitment to $375 million, effective November 2, 2026, and to $450 million, effective January 31, 2027.

Note 7. Commitments and Contingencies

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of September 30, 2026 the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of September 30, 2026 and December 31, 2025, the Company had the following unfunded commitments:

(In thousands)		Par as of
Company	Investment	September 30, 2026	December 31, 2025
Ag Bells LLC	First Lien Revolving Loan	$1,537	$1,537
Allworth Financial Group, L.P.	First Lien Delayed Draw Term Loan	—	2,344
Allworth Financial Group, L.P.	First Lien Revolving Loan	—	261
Alpha Aesthetics Partners Opco, LLC	First Lien Delayed Draw Term Loan	7,465	10,966
Alpha Aesthetics Partners Opco, LLC	First Lien Revolving Loan	1,919	2,742
Ambient Enterprises Intermediate, LLC	First Lien Delayed Draw Term Loan	1,705	—
Ambient Enterprises Intermediate, LLC	First Lien Revolving Loan	2,071	—
Ampler QSR Holdings LLC	First Lien Revolving Loan	2,212	2,212
Arax Midco, LLC	First Lien Delayed Draw Term Loan	—	2,438
Axiometrix Solutions Portfolio Co.	First Lien Revolving Loan	—	1,859
Barricade Holdings, LLC	First Lien Delayed Draw Term Loan	9,000	—
Barricade Holdings, LLC	First Lien Revolving Loan	2,100	—
Centex Acquisition, LLC	First Lien Revolving Loan	215	—
Crestek, Inc.	First Lien Revolving Loan	1,136	—
Esp Associates	First Lien Delayed Draw Term Loan	319	—
Esp Associates	First Lien Revolving Loan	1,160	—
Kept Companies, Inc.	First Lien Delayed Draw Term Loan	5,330	—
Kids Empire USA LLC	First Lien Delayed Draw Term Loan	8,826	—
Komline-Sanderson Group, Inc.	First Lien Delayed Draw Term Loan	3,232	—
Komline-Sanderson Group, Inc.	First Lien Revolving Loan	1,389	1,364
Mood Media Borrower, LLC	First Lien Revolving Loan	1,201	1,201
OneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	550	610
OneZero Financial Systems, LLC	First Lien Revolving Loan	656	656
PCE Acquisition, LLC	First Lien Delayed Draw Term Loan	4,549	—
PCE Acquisition, LLC	First Lien Revolving Loan	3,787	—
Peak Utility	First Lien Delayed Draw Term Loan	7,661	—
Peak Utility	First Lien Revolving Loan	1,643	—
Pediatric Home Respiratory Services, LLC	First Lien Delayed Draw Term Loan	2,730	2,730
Pediatric Home Respiratory Services, LLC	First Lien Revolving Loan	1,517	1,517
Pelco Holding Corp.	First Lien Delayed Draw Term Loan	3,030	—
Quisitive LLC	First Lien Revolving Loan	1,593	2,276
Riverside Insights	First Lien Delayed Draw Term Loan	1,526	—
Rostrum Records, LLC	First Lien Delayed Draw Term Loan	1,768	3,118
StrategyCorps, LLC	First Lien Delayed Draw Term Loan	—	2,274
StrategyCorps, LLC	First Lien Revolving Loan	859	995
TechData Acquisitions, LLC	First Lien Delayed Draw Term Loan	2,364	—
UKi Buyer LLC	First Lien Delayed Draw Term Loan	15,379	—
UKi Buyer LLC	First Lien Revolving Loan	3,076	—
VTC Buyer Corp.	First Lien Delayed Draw Term Loan	935	935
VTC Buyer Corp.	First Lien Revolving Loan	700	1,308
Whitsons Holding Group, LLC	First Lien Delayed Draw Term Loan	4,615	—
Whitsons Holding Group, LLC	First Lien Revolving Loan	3,077	—
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	4,000	—
World Travel Holdings, LLC	First Lien Delayed Draw Term Loan	2,381	—
World Travel Holdings, LLC	First Lien Revolving Loan	2,381	—
Xposure Music Holdings Inc.	First Lien Delayed Draw Term Loan	7,600	16,750
Xposure Music Holdings Inc.	First Lien Revolving Loan	2,500	2,500
Zero To One AI Inc.	First Lien Delayed Draw Term Loan	4,000	—
Zero To One AI Inc.	First Lien Revolving Loan	1,667	—
Total Unfunded Debt Investments(1)		137,361	62,593
Equity Investments:
Total Unfunded Commitments to Equity Investments(2)		11,327	—
Total Unfunded Commitments		$148,688	$62,593
(1)	The Adviser’s determination of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(2)	The amount represents uncalled capital commitments in the Rated JV.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 and December 31, 2025, the Company is not aware of any pending or threatened litigation. Additionally, in the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2026 and December 31, 2025 for any such exposure.

Note 8. Net Assets

Unregistered Sales of Equity Securities

As of September 30, 2026, the Company had the authority to issue an unlimited number of Shares at $0.001 par value per Share. The following table summarizes the Company’s Share issuances since inception through September 30, 2026.

(In thousands, except for shares and per share data)
Share Issuance Date	Shares Issued	Proceeds Received	Price per Share
June 30, 2023	50	$1	$20.00
November 14, 2023	171,824	3,436	20.00
February 13, 2024	973,655	19,473	20.00
April 15, 2024	2,482,469	38,892	15.67
September 3, 2024	2,901,546	44,013	15.17
December 2, 2024	3,333,813	50,543	15.16
March 3, 2025	3,375,974	51,359	15.21
June 24, 2025	2,003,675	30,679	15.31
August 29, 2025 (1)	40,707	623	15.32
September 29, 2025	1,991,586	30,592	15.36
November 21, 2025 (1)	58,585	901	15.38
December 11, 2025	3,641,168	56,039	15.39
December 22, 2025	1,318,568	20,306	15.40
January 26, 2026 (1)	88,156	1,341	15.22
March 30, 2026 (1)	69,340	1,056	15.22
May 28, 2026 (1)	69,314	1,059	15.28
August 28, 2026	4,638,462	71,071	15.32
August 28, 2026 (1)	69,540	1,064	15.30
Total	27,228,432	$422,448	$15.51

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

As of September 30, 2026 and December 31, 2025, the Company had 27,228,432 and 22,293,620 Shares outstanding, respectively. As of September 30, 2026, the Company had $509.1 million of Capital Commitments, of which $91.6 million remained undrawn. As of December 31, 2025, the Company had $509.2 million of Capital Commitments, of which $162.9 million remained undrawn.

Distributions

The following table reflects distributions declared, per share, by the Board for the year ended December 31, 2025 and the nine months  ended September 30, 2026.

Dividend Type	Date Declared	Record Date	Payment Date	Per Share Amount
Base	August 6, 2025	August 15, 2025	August 29, 2025	$0.11
Base	November 5, 2025	November 14, 2025	November 21, 2025	0.11
Supplemental	November 5, 2025	November 14, 2025	November 21, 2025	0.03
Special	December 22, 2025	December 31, 2025	January 26, 2026	0.18
	Total			$0.43

Base	March 3, 2026	March 13, 2026	March 30, 2026	$0.11
Supplemental	March 3, 2026	March 13, 2026	March 30, 2026	0.03
Base	May 11, 2026	May 18, 2026	May 28, 2026	0.11
Supplemental	May 11, 2026	May 18, 2026	May 28, 2026	0.03
Base	August 10, 2026	August 14, 2026	August 28, 2026	0.11
Supplemental	August 10, 2026	August 14, 2026	August 28, 2026	0.03
	Total			$0.42

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

During the nine months ended September 30, 2026 and 2025, the Company did not repurchase any Shares.

Note 9. Earnings Per Share

The Company computes earnings per Share in accordance with ASC 260, Earnings Per Share. Basic and diluted earnings per Share was calculated by dividing net increase / (decrease) in net assets resulting from operations by the weighted average number of Shares outstanding for the period. The following table sets forth the computation of basic and diluted earnings per Share for the three and nine months ended September 30, 2026 and 2025:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
(In thousands, except for Shares and per Share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net increase (decrease) in net assets resulting from operations	$4,041	$2,484	$11,912	$4,267
Weighted average shares outstanding	24,260,344	15,300,903	23,039,027	13,231,111
Basic and diluted net increase (decrease) in net assets resulting from operations per share	$0.17	$0.16	$0.52	$0.32

Note 10. Tax Matters

The Company has elected to be treated as a RIC for federal income tax purposes. In this regard, the Company accounts for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes (“ASC 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. As a RIC, the Company typically does not expect to incur material U.S. federal income taxes. However, the Company may choose to retain a portion of its calendar year income, which may result in the imposition of a federal excise tax.

The Company operates in a manner to maintain its election to be subject to tax as a RIC and to eliminate corporate-level U.S. federal income tax (other than the 4% excise tax) by distributing sufficient investment company taxable income and capital gain net income (if any). As a result, the Company will have an effective tax rate equal to 0% before the excise tax and income taxes incurred. As such, a reconciliation of the differences between the Company’s reported income tax expense and its tax expense at the federal statutory rate of 21% is not meaningful.

Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and U.S. GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Statements of Assets and Liabilities to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Taxable income for the periods presented appears as follows:

	Nine months ended	Year ended
(In thousands, except shares and per share data)	September 30, 2026	December 31, 2025
Taxable income	$13,117	$7,942
Taxable income, per share	0.57	0.55
Taxable net realized gains (losses)	554	88
Taxable net realized gains, per share	0.02	0.01
Weighted average shares outstanding	23,039,027	14,502,666

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

Note 11. Financial Highlights

The following table presents the schedule of financial highlights of the Company for the nine months ended September 30, 2026 and 2025:

	Nine months	Nine months
	ended	ended
(In thousands, except shares and per share data)	September 30, 2026	September 30, 2025
Per share data:*
Net asset value at beginning of period	$15.22	$15.18
Net investment income (loss)	0.57	0.35
Net change in realized gain (loss) and unrealized appreciation (depreciation)	(0.05)	(0.03)
Net increase (decrease) in net assets resulting from operations	0.52	0.32
Issuance of Shares(1)	0.01	(0.02)
Distributions declared	(0.42)	(0.11)
Net asset value at end of period	$15.33	$15.37

Shares outstanding at end of period	27,228,432	17,275,299
Weighted average net assets	$361,089	$212,601
Weighted average shares outstanding	23,039,027	13,231,111
Total return based on net asset value (2)	3.51%	1.98%

Supplemental Data/Ratio:*
Net assets at end of period	$417,473	$265,592
Ratio of total expenses to average net assets(3)	6.41%	5.33%
Ratio of net expenses after waivers to average net assets(3)	6.41%	5.33%
Ratio of net investment income to average net assets(3)	4.88%	2.89%
Portfolio turnover(3)	39.02%	10.07%
Average debt per share outstanding	$3.72	$0.15
Average debt outstanding	$85,696	$1,974
Asset coverage ratio	331.93%	557.92%
*

The per Share data was derived by using the weighted average Shares outstanding during the applicable period, except for distributions declared, as applicable, which reflects the actual amount per Share for the applicable period.

(1)	Adjusted for the difference between certain per share data presented using the shares outstanding as of the period end or transaction date and the weighted average shares outstanding.
(2)	Calculated as the change in NAV per share during the respective periods, assuming distributions, if any, are reinvested in accordance with the Company’s DRP.
(3)	Financial highlight ratios are annualized.

Note 12. Subsequent Events

Distribution Declaration

On November 11, 2026, the Board declared a cash distribution of $0.11 per Share and a supplemental cash distribution of $0.03 per Share to be paid on November 30, 2026 to Members of record as of November 13, 2026.

GS Credit Facility Upsize

On November 2, 2026, ACC Financing SPV I, LLC, a special purpose wholly owned subsidiary of the Company, entered into the First Amendment to Credit Agreement (the “First Amendment”) to the GS Credit Facility, as borrower, together with the Company as collateral manager and equityholder, GS ASL LLC, as administrative agent, Goldman Sachs Bank USA, as syndication and calculation agent, Computershare Trust Company N.A., as collateral agent, custodian and collateral administrator, and the various financial institutions as lenders party.

The First Amendment provides for, among other things, (i) an increase in the maximum facility amount from $200,000,000 to (a) $375,000,000, prior to January 31, 2027; (b) $450,000,000, after January 31, 2027 automatically subject to certain compliance conditions; (ii) an extension of the reinvestment period from March 10, 2029 to November 2, 2029; and (iii) an extension of the maturity date from March 10, 2031 to November 2, 2031.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Andalusian Credit Company, LLC and its wholly-owned subsidiaries (“ACC,” “we,” “us,” “our,” or the “Company”) and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2025 in “Part I – Item 1A. Risk Factors”. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

These forward-looking statements apply only as of the date of this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.  However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Because we are an investment company, the forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Overview

Andalusian Credit Company, LLC is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended. In addition, we elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code effective as of the beginning of the taxable year ended December 31, 2025.  We intend to maintain our qualification as a RIC. For periods prior to the effectiveness of the RIC election, the Company was taxed as a corporation for U.S. federal income tax purposes.

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

As of September 30, 2026, we have raised and received capital commitments of approximately $509.1 million of which $91.6 million was undrawn as of September 30, 2026. Since we began our investment activities in February 2024 through September 30, 2026, we have originated approximately $905.2 million aggregate principal commitments to over 50 portfolio companies.

Portfolio Composition

As of September 30, 2026 and December 31, 2025, the total value of our investment portfolio was $575 million and $316 million, respectively. As of September 30, 2026 and December 31, 2025, we had investments in 48 and 29 portfolio companies, respectively. As of September 30, 2026 and December 31, 2025, none of our portfolio companies represented greater than 10% of the total fair value of our investment portfolio.

The following table summarizes certain characteristics of our debt investment portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Number of investments	103	53
Number of portfolio companies	48	29
Percentage of total investment fair value
First-lien loans	100.0%	100.0%
Percentage of debt investment fair value
Floating rate (1)	100.0%	100.0%
Fixed interest rate	-%	-%
Weighted Average Yield (2)	9.6%	9.5%
Weighted Average Spread (3)	5.5%	5.5%
(1)	Primarily subject to interest rate floors.
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

Investment Activity

Our portfolio activity for the nine months ended September 30, 2026 and 2025 was comprised of the following (in thousands):

	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025
Investment Commitments	$485,005	$192,542

Investment Fundings:
New portfolio company	304,858	160,571
Existing portfolio company	104,715	15,260
Total Investment Fundings	$409,573	$175,831
Investment Repayments	151,070	12,881
Total Net Investment Activity	$258,503	$162,950

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

As part of the monitoring process, no less frequently than quarterly, the Adviser regularly assesses the risk profile of each of our investments based on an internal performance risk rating system that grades investments on a scale of 1 to 5. This system is intended primarily to reflect the underlying risk of a Portfolio Investment relative to our initial cost basis in respect of such Portfolio Investment (i.e., at the time of origination or acquisition), although it may also take into account under certain circumstances the performance of the Portfolio Investment’s business, the collateral coverage of the investment and other relevant factors. In evaluating the appropriate grade, the Adviser considers, as applicable, the portfolio company’s operating performance, financial condition, liquidity, leverage, capital structure, covenant compliance, collateral coverage, and other relevant factors. The grade of a Portfolio Investment may be reduced or increased over time. Generally, new investments will initially be assigned a grade of 2. The following is a description of each investment grade:

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

For investments graded 3, 4, or 5, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The Investment Team will review the investment credit risk more frequently, no less than monthly, and may perform additional research on areas of concern with the objective of early intervention with the portfolio company to avoid further deterioration. The Adviser reviews our investment ratings in connection with our quarterly valuation process. The following table summarizes the internal performance ratings assigned as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
		Percentage of		Percentage of
Internal Performance Rating(1)	Fair Value	Total Investments	Fair Value	Total Investments
1	$—	—%	$12,995	4.11%
2	504,219	94.64	303,020	95.89
3	28,570	5.36	—	—
4	—	—	—	—
5	—	—	—	—
Total	$532,789	100.00%	$316,015	100.00%
(1)	Excludes equity investment.

As of September 30, 2026 and December 31, 2025, our debt investments had a weighted average investment grading of 2.0 and 2.0 on a cost basis, respectively. Changes in a portfolio company’s investment grading may be a result of changes in a portfolio company’s performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or is underperforming relative to their respective business plans. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company’s investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event.

Non-accrual Investments

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. When a Loan is placed on non-accrual status, the Company ceases to recognize interest income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may determine to continue to accrue interest on a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Any proceeds collected on non-accrual investments will be applied to principal until the Company’s principal investment has been repaid or the loan returns to accrual status. As of September 30, 2026 and December 31, 2025, there were no loans placed on non-accrual status.

Results of Operations

The selected financial data has been derived from our unaudited consolidated financial statements, which are included elsewhere in this quarterly report on Form 10-Q.  The following table sets forth our financial data for the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total investment income	$12,238	$5,662	$30,479	$13,067
Less: Operating expenses	(7,609)	(3,151)	(17,315)	(8,475)
Net investment income (loss)	4,629	2,511	13,164	4,592
Net realized gain (loss) on non-controlled non-affiliated investments	—	—	69	—
Net change in unrealized appreciation (depreciation) from controlled affiliated investments	529	—	550	—
Net change in unrealized appreciation (depreciation) from non-controlled non-affiliated investments	(1,117)	(27)	(1,871)	(325)
Net increase in net assets resulting from operations	$4,041	$2,484	$11,912	$4,267

Investment Income

Our investment income is primarily comprised of interest income and fees from our debt investments. Interest income from investments for the three and nine months ended September 30, 2026 totaled approximately $12.1 million and $30.1 million, respectively. Interest income from investments for the three and nine months ended September 30, 2025 totaled approximately $5.1 million and $11.0 million, respectively. The increase in interest income from investments for the three and nine months ended September 30, 2026 is primarily attributable to an increase in the weighted average principal held during the period. Note that in some cases, our debt investments may pay PIK interest. During the three and nine months ended September 30, 2026, the Company earned less than $0.2 million in PIK interest. No PIK interest was earned in the three and nine months ended September 30, 2025.

Interest income on cash and cash equivalents primarily relates to cash held in money market accounts, which for the three and nine months ended September 30, 2026 totaled approximately $0.1 million and $0.3 million, respectively. Interest income on cash and cash equivalents for the three and nine months ended September 30, 2025 totaled approximately $0.5 million and $2.1 million, respectively. The decrease in interest income from cash and cash equivalents for the three and nine months ended September 30, 2026 is primarily attributable to lower average cash held during the period. Cash is held for investment purposes and as needed held to ensure the portfolio remains in compliance with RIC diversification requirements.

Operating Expenses

Our operating expenses are comprised of management, incentive, and administration fees, professional and legal fees, interest and other financing fees, offering expenses, and general and administrative expenses. During the three and nine months ended September 30, 2026, our operating expenses totaled approximately $7.6 million and $17.3 million, respectively. During the three and nine months ended September 30, 2025, our operating expenses totaled approximately $3.2 million and $8.5 million, respectively.

Management, Incentive, and Administration Fees

During the three months ended September 30, 2026 and 2025, management fees totaled approximately $2.5 million and $1.9 million, respectively. During the nine months ended September 30, 2026 and 2025, management fees totaled approximately $6.9 million and $4.9 million, respectively. Management fees increased during the three and nine months ended September 30, 2026, primarily due to an increase in total assets.

During the three and nine months ended September 30, 2026, incentive fees earned by the Adviser totaled approximately $0.7 million and $1.4 million, respectively. No incentive fees were earned during the three and nine months ended September 30, 2025. Incentive fees increased for the three and nine months ended September 30, 2026 primarily due to outperformance of net investment income above the target hurdle, as calculated each quarter in arrears.

During the three months ended September 30, 2026 and 2025, administration fees totaled approximately $0.3 million and $0.3 million, respectively. During the nine months ended September 30, 2026 and 2025, administration fees totaled approximately $1.0 million and $1.0 million, respectively. Administration fees are charged on capital commitments.

Refer to “Note 3. – Related Party Agreements – Advisory Agreement” in the notes to our consolidated financial statements for additional discussion related to management, incentive fees, and administration fees.

Professional and Legal Fees

Professional fees include audit, tax, valuation and other professional fees incurred related to the management of the Company. During the three months ended September 30, 2026 and 2025, professional and legal fees totaled approximately $0.7 million and $0.4 million, respectively. During the nine months ended September 30, 2026 and 2025, professional and legal fees totaled approximately $1.8 million and $1.2 million, respectively.

Interest and Other Financing Expenses

Interest and other financing expenses relate to interest and costs associated with our debt borrowings. During the three months ended September 30, 2026 and 2025, interest expenses totaled approximately $2.3 million and $0.1 million, respectively. During the nine months ended September 30, 2026 and 2025, interest expenses totaled approximately $3.7 million and $0.1 million, respectively. During the three months ended September 30, 2026 and 2025, other financing costs totaled approximately $0.3 million and $0.1 million, respectively. During the nine months ended September 30, 2026 and 2025, other financing costs totaled approximately $0.9 million and $0.4 million, respectively.

For the three and nine months ended September 30, 2026 average borrowings outstanding were approximately $156.6 million and $85.7 million, respectively. The weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and nine months ended September 30, 2026 was 5.70% and 5.05%, respectively. For the three and nine months ended September 30, 2025 average borrowings outstanding were approximately $5.9 million and $2.0 million, respectively. The weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and nine months ended September 30, 2025 was 7.08% and 7.08%, respectively. The increase in interest expenses was attributable to higher average borrowings outstanding for three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025.  See “Note 6 – Borrowings”, for more information.

Other Expenses

Other expenses include board fees, certain allocated technology, research, other regulatory and compliance expenses, and excise taxes incurred related to the management of the Company. During the three months ended September 30, 2026 and 2025, other expenses totaled approximately $0.8 million and $0.3 million, respectively. During the nine months ended September 30, 2026 and 2025, other expenses totaled approximately $1.6 million and $0.8 million, respectively. The increase in other expenses was driven by an increase in transfer agent, compliance and technology related costs.  These other expenses are included as part of general and administrative expenses.

Income Taxes, Including Excise Taxes

We elected to be treated as a RIC under Subchapter M of the Code effective as of the beginning of taxable year ended December 31, 2025.  We intend to maintain qualification as a RIC annually thereafter. To maintain our tax treatment as a RIC, we, among other things, intend to make the required distributions to our Members, which generally relieves us from U.S. federal income taxes at corporate rates to the extent of such distributions. For periods prior to the effectiveness of our RIC election, the Company was taxed as a corporation for U.S. federal income tax purposes. It is not anticipated that we will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the three and nine months ended September 30, 2026.

We operate in a manner to maintain our election to be subject to tax as a RIC and to eliminate corporate-level U.S. federal income tax (other than the 4% excise tax) by distributing sufficient investment company taxable income and capital gain net income (if any). As a result, we will have an effective tax rate equal to 0% before the excise tax and income taxes incurred. As such, a reconciliation of the differences between our reported income tax expense and its tax expense at the federal statutory rate of 21% is not meaningful.

Because federal income tax regulations differ from U.S. GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and U.S. GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Statements of Assets and Liabilities to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Net Realized Gains and Losses

Realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of an investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period, net of recoveries. During the three and nine months ended September 30, 2026, we recognized a net realized gain of $0.0 million and $0.1 million, respectively. The net realized gains (losses) were generated from the sale of our debt investments. There were no realized gains or losses recognized during the three and nine months ended September 30, 2025.

Net Change in Unrealized Appreciation and Depreciation

The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by the Adviser, in its capacity as our valuation designee under Rule 2a-5 under the 1940 Act, in accordance with valuation policies and procedures that were approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment valuation appreciation (depreciation)	$(1,064)	$(22)	$(1,889)	$(320)
Net change in unrealized appreciation (depreciation) from controlled affiliated investments	529	—	550	—
Reversal of prior period net change in unrealized (appreciation) depreciation upon a realization event	(53)	(5)	18	(5)
Total Net change in unrealized appreciation (depreciation)	$(588)	$(27)	$(1,321)	$(325)

For the three and nine months ended September 30, 2026 the net change in unrealized depreciation was primarily related to depreciation of our debt investments due to an increase in market discount rates. For the three and nine months ended September 30, 2025 the net change in unrealized depreciation was primarily related to depreciation of our debt investments due to an increase in market discount rates.

Distributions

On August 10, 2026, the Board declared a cash distribution of $0.14 per share paid on August 28, 2026 to Members of record as of August 14, 2026. On August 28, 2026 the Company distributed $2.1 million in cash and $1.1 million in the form of 69,540 shares at a price of $15.30 per share in connection with the Company’s DRP.

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

As of September 30, 2026, the Company had received capital commitments of $509.1 million of which $91.6 million was undrawn.

During the three and nine months ended September 30, 2026, we principally funded our operations from (i) cash receipts from interest and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments, and (iii) borrowings under our debt facilities.

During the nine months ended September 30, 2026, our operating activities used $247.1 million of cash and cash equivalents, compared to $158.5 million used during the nine months ended September 30, 2025. The $88.6 million increase in cash used in operating activities was primarily due to increased purchases of investments of approximately $233.7 million, offset by higher proceeds from sales and repayments from investments of $138.2 million.

During the nine months ended September 30, 2026, our financing activities provided $240.1 million of cash, compared to $169.6 million provided during the nine months ended September 30, 2025. The $70.5 million increase in cash flows from financing activities was primarily the result of debt borrowings during the nine months ended September 30, 2026.  During the nine months ended September 30, 2025, our financing activities were principally funded from equity contributions.  Additionally, during the nine months ended September 30, 2026, the Company paid out distributions of $8.9 million, compared to $1.1 million during the nine months ended September 30, 2025.

Available liquidity and capital resources as of September 30, 2026

As of September 30, 2026, we had $20.6 million of cash and cash equivalents, $70.0 million of availability through our credit facilities, and undrawn capital commitments of $91.6 million. As of September 30, 2026, we believed we had adequate financial resources to satisfy unfunded investment commitments of $148.7 million and ample liquidity to support our near-term capital requirements. Additionally, the Company upsized its GS Credit Facility adding $175 million of capacity on November 2, 2026. See “Note 12. Subsequent Events.” We will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the Company’s circumstances and considering the macroeconomic environment.

The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On August 1, 2023, the Company received approval from ACP, as the Company’s sole initial Member, for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective August 2, 2023, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2026, the Company’s asset coverage ratio was 331.93%. The Company had no debt outstanding as of December 31, 2025.

Share Issuances

As of September 30, 2026, the Company had the authority to issue an unlimited number of Shares at $0.001 par value per Share.

Since inception through September 30, 2026, the Company has issued 26,832,790 shares receiving approximately $416.4 million in cash proceeds.  Additionally, the Company has issued 395,642 DRP shares with an implied value of approximately $6.0 million.

The sales of the Shares were made pursuant to subscription agreements entered into by the Company with its investors, as described in “Note 8. Net Assets” in the notes to our consolidated financial statements and appearing elsewhere in this report, with the exception of Shares issued pursuant to the DRP. As of September 30, 2026 and December 31, 2025, the Company had 27,228,432 and 22,293,620 Shares outstanding, respectively.

Commitments and Obligations

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. As of September 30, 2026 and December 31, 2025, the Company had unfunded commitments to investments totaling approximately $148.7 million and $62.6 million, respectively.

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

As of September 30, 2026, 100.0% of our debt investments based on fair value bear interest at floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 1.57%. The CIBC Credit Facility and GS Credit Facility bear interest at floating rates with no interest rate floors.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026 assuming there are no changes in our investment and borrowing structure, the following table shows the approximate annualized impact on net interest income, of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments) (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$17,089	$(5,400)	$11,689
Up 200 basis points	11,393	(3,600)	7,793
Up 100 basis points	5,696	(1,800)	3,896
Down 100 basis points	(5,696)	1,800	(3,896)
Down 200 basis points	(11,393)	3,600	(7,793)
Down 300 basis points	(14,639)	5,400	(9,239)

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

(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any of its equity securities during the nine months ended September 30, 2026.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of the Company’s managers or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.Exhibits

Number	Exhibit
3.1	Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 12, 2026).
10.1

First Amendment to Credit Agreement, dated as of November 2, 2026, by and among ACC Financing SPV I, LLC, as borrower, the Company, as collateral manager, the lenders from time to time party thereto, GS ASL LLC, as administrative agent, Goldman Sachs Bank USA, as syndication agent and as calculation agent, and Computershare Trust Company, N.A., as collateral agent, as collateral custodian, and as collateral administrator. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 5, 2026 and incorporated herein by reference).

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

Andalusian Credit Company, LLC

Date: November 12, 2026	By:	/s/ Moses Awe
Moses Awe
Chief Financial Officer
(Principal Financial and Accounting Officer)